Form 10-Q
period 1996-09-30
CLS FINANCIAL SERVICES INC
filed 1996-12-24
CIK 932795

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended             SEPTEMBER 30, 1996
                              ----------------------------------------------

                                          or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from                     to
                              -------------------     ----------------------

Commission File Number:             33-85864-LA
                       ------------------------------------------------------

         CLS Financial Services, Inc.
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

    Washington                                        91-1478196
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

4720 200th St. SW Suite 200, Lynnwood, WA                   98036
------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

  (206)744-0386
------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               /x/ Yes  / / No

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                            / / Yes  / / No

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             CLS Financial Services, Inc
                            Quarterly Report on Form 10-Q
                       For the Period Ended September 30, 1996


Part I                                                                      Page
                                                                            ----

    Item 1:   Financial Statements...........................................3

    Item 2:   Managements Discussion & Analysis of
              Financial Condition & Result of Operation.....................12


Part II

    Item 1:   Legal Proceedings.............................................14

    Item 2:   Change in Securities..........................................14

    Item 3:   Defaults Upon Senior Securities...............................15

    Item 4:   Submission of Matters to a Vote of
              Security Holders..............................................15

    Item 5:   Other Information.............................................15

    Item 6:   Exhibits & Reports on Form 8-K................................15

                          CLS FINANCIAL SERVICES, INC
                                 BALANCE SHEET
                                   UNAUDITED
                            Sept 30, 1996 AND 1995

ASSETS
                                              1996               1995
                                       -------------------  -------------------
CURRENT ASSETS
Cash                                             $30,686             $812,455
Cash-Trust Acct                                   29,510               20,653
Accrued Comm Receivable                          119,278               35,857
Accrued Int. Receivable                           21,188               23,855
Loans Receivable-held for sale(Note 4)           980,285            1,187,217
Loans Receivable-held for investment
 (Note 4)                                        457,200              431,700
Loans Receivable-related party(Note 5)           730,439              112,381
Real Estate held for Sale                        716,479              618,557
Prepaid Expenses                                   8,810                5,928
Other Receivables                                  7,705                4,510
Investments(Note 2)                               41,269               16,134
                                       -------------------  -------------------

         Total Current Assets                 $3,142,849           $3,269,247

OTHER ASSETS
Office Furniture and equipment                  $203,076             $199,407
Computer equipment                                     0                    0
Less Accum. Depreciation                        (105,117)             (78,614)

Loans Receivable-held for investment
 (Note 4)                                        795,993              920,200
Less allowance for loan losses & fee
 holdback                                        (49,149)             (14,106)
                                       -------------------  -------------------
         Total Other Assets                     $844,803           $1,026,887

         Total Assets                         $3,987,652           $4,296,134
                                       -------------------  -------------------
                                       -------------------  -------------------









                                   UNAUDITED


                                                    CLS FINANCIAL SERVICES, INC
                                                           BALANCE SHEET
                                                             UNAUDITED
                                                      SEPT 30, 1996 AND 1995




LIABILITIES AND STOCKHOLDERS EQUITY
                                                      1996                 1995
                                               -------------------  -------------------
CURRENT LIABILITIES
Accounts Payable                                         $13,920               $7,827
Accrued Wages and benefits                                 5,211               17,404
Trust Account Payable                                     34,549               20,653
Unfunded loan liabilities(Note 5)                              0              459,561
Accrued interest payable                                  32,614               40,338
Accrued federal income tax                                18,648                3,091
Current portion of capitalized lease                           0                    0
Current portion of loan payable                           48,315               41,919
Current portion of debentures payable(Note 6)          1,139,484              278,030
Loan payable related party                               437,739              739,212
Line of Credit                                           175,000                    0
                                               -------------------  -------------------
         Total Current Liabilities                    $1,905,480           $1,608,035

OTHER LIABILITIES
Loans Payable-long term(Note 6)                         $194,984             $252,067
Debentures payable-long term(Note 6)                   1,250,704            1,985,543
Deferred federal income tax                                    0                  511
Deferred Revenue on discounted note                            0                    0
                                               -------------------  -------------------
         Total Other Liabilities                      $1,445,688           $2,238,121

STOCKHOLDERS' EQUITY
Common Stock,no par value,500 shares authorized          $10,000              $10,000
Common Stock, no par value, nonvoting                    180,467              180,467
Retained Earnings                                        317,242              224,255
YTD Net Income                                           128,775               35,256
                                               -------------------  -------------------
Total Stockholders Equity                                636,484              449,978
                                               -------------------  -------------------

Total Liabilities and stockholders' equity            $3,987,652           $4,296,134
                                               -------------------  -------------------
                                               -------------------  -------------------






                                                             UNAUDITED

                           CLS FINANCIAL SERVICES, INC
                    STATEMENT OF INCOME AND RETAINED EARNINGS
                                    UNAUDITED
                FOR THE NINE MONTHS ENDING SEPT 30, 1996 AND 1995



                                                        1996                1995
                                             ---------------     ---------------
REVENUES
Loan fees                                           $610,110            $541,410
Interest on Loans                                    496,949             540,183
Loan Servicing and application Fees                   76,317              56,438
Other Income                                          44,866              35,807
Gain on sale of property                                   0              95,000
                                             ---------------     ---------------
         Total Revenue                             1,228,242           1,268,838
                                             ---------------     ---------------
OPERATING EXPENSES
Wages and payroll taxes                              459,287             583,810
Commissions and referrals                             80,691              88,438
Interest Expense                                     286,477             291,642
Warehouse Lending Fee                                 11,290                   0
Advertising                                           36,852              27,327
Rent                                                  55,702              50,542
Telephone and Utilities                               12,894              17,377
Office Expense                                        23,278              20,796
License and Taxes                                      3,991               3,770
Postage                                                3,541               4,790
Printing                                               3,191               2,660
Credit and title fees                                 13,837              21,068
Professional fees                                     23,372              35,754
Travel, entertainment, promotion                       3,473               3,570
Janitorial and maintenance                             3,919               5,294
Fringe Benefits                                       51,408              43,875
Depreciation and Amortization                         18,000              18,000
Training and other operating costs                     2,464               2,769
                                             ---------------     ---------------
         Total operating costs                     1,093,667           1,221,482
                                             ---------------     ---------------

INCOME FROM OPERATIONS                               134,575              47,356

OTHER INCOME (EXPENSE)-NET                                 0                   0
                                             ---------------     ---------------

NET INCOME BEFORE PROVISION FOR
FEDERAL INCOME TAX                                   134,575              47,356

PROVISION FOR FEDERAL INCOME TAX
Current                                                5,800              12,100
Deferred
                                             ---------------     ---------------

Net Income Tax                                         5,800              12,100

NET INCOME                                           128,775              35,256

RETAINED EARNINGS, beginning of year                 317,242             224,255
                                             ---------------     ---------------

RETAINED EARNINGS, end of year                   $   446,017         $   259,511
                                             ---------------     ---------------
                                             ---------------     ---------------


                                    UNAUDITED
                                        5



                                                    CLS FINANCIAL SERVICES, INC
                                                COMPARATIVE STATEMENT OF CASH FLOWS
                                                             UNAUDITED
                                         FOR THE NINE MONTHS ENDING SEPT 30, 1996 AND 1995



                                                                        1996                 1995
                                                                 -------------------  -------------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                                $128,775              $35,256
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization                                               18,000               18,000
Allowance for loan losses                                                   30,675                    0
Deferred Income Taxes                                                            0                    0
Decrease(increase) in accounts receivable                                  (94,458)             (18,406)
Decrease(increase) in interest receivable                                    4,317               (6,969)
Decrease(increase) in prepaid expenses                                      (3,352)                (823)
Increase(Decrease) in accounts payable                                     (15,120)                (479)
Increase(Decrease) in accrued wages and benefits                             1,280               (9,387)
Increase(Decrease) in interest payable                                      (8,388)              12,189
Increase(Decrease) in other payables                                             0               (8,609)
Decrease(Increase) in other receivables                                     (7,705)              (4,510)
Decrease(increase) in Related Party Receivable                            (580,439)            (112,381)
                                                                 -------------------  -------------------

NET CASH PROVIDED(USED) BY OPERATIONS                                     (526,415)             (96,119)
                                                                 -------------------  -------------------


CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                          (4,562)             (14,419)
Increase(decrease) in related party loans                                 (317,421)             342,643
Decrease(Increase) in loans receivable                                   1,330,059                6,719
Decrease(Increase) in real estate held for sale                            (46,151)          (1,739,590)
Increase(decrease) in loans payable                                         26,479               (4,495)
Increase(decrease) in debentures payable                                   (8,192)              144,965
Increase(decrease) in unfunded loan liabilities                           (531,337)             (22,861)
Purchase of investments                                                    (20,096)             (10,744)
Increase(decrease) in Line of Credit                                        95,000                    0
Increase(Decrease) in Deferred Revenue                                           0                    0
Increase(decrease) in Retained Earnings                                          0                    0
Increase(Decrease) in Stock Issued                                               0            1,556,500
                                                                 -------------------  -------------------


NET CASH PROVIDED(USED) IN INVESTING ACTIVITIES                            523,779              258,718

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital leases                                                        0                    0
                                                                 -------------------  -------------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                 0                    0
                                                                 -------------------  -------------------


NET INCREASE(DECREASE) IN CASH                                              (2,636)             162,599

CASH BALANCE-BEGINNING OF PERIOD                                            33,322              649,856
                                                                 -------------------  -------------------

CASH BALANCE-END OF PERIOD                                                 $30,686             $812,455
                                                                 -------------------  -------------------
                                                                 -------------------  -------------------



                                                             UNAUDITED

                            CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                              September 30, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
OPERATIONS
C.L.S. FINANCIAL SERVICES, INC. is incorporated under the laws of the State of Washington. The Company's primary business purpose is to engage in the brokerage of loans and the purchase and sale of real estate contracts, mortgages and deeds of trust. The company is also registered with the State of Washington to sell securities involving mortgages, trust deeds and real estate contracts.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES
The Company utilizes the allowance method of providing for losses on uncollectible loans on overvalued real estate. Specific valuation of allowances are provided for loans receivable when repayment becomes doubtful and the amounts expected to be received in settlement of the loan are less than the amount due.

Loans are placed in a nonaccrual status when loans become ninety days delinquent. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to resume payments to principal and interest. Interest previously accrued but not collected is charged against income at the time the loan is placed on nonaccrual status.

Valuation allowances are provided for real estate loans held for sale when the net realizable value of the property is less than its costs. Foreclosed assets that are held for sale are carried at the lower of cost (recorded amount at the date of foreclosure) or fair value less disposition costs. Additions to the allowance are charged to expense.

SALES OF REAL ESTATE
Sales of real estate generally are accounted for under the full accrual method. Under that method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met.

LOAN ORIGINATION AND SERVICING FEES
Loan origination fees and direct loan origination costs are accounted for under two methods. For loans held as investment the loan fees and direct costs are amortized over the life of the loan. For loans which are held for sale loan fees and direct costs are not recorded until the loans are sold by the company.

Loan servicing fees are charged at a flat rate of $250 per loan and $20 per month over the servicing of the loan. Loan fees are paid by the borrower. Loan fees vary from two up to eight percent depending upon collateral and the credit history of the borrower.

                            CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                              September 30, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D.
TRUST ACCOUNT
The Company holds money in trust for real estate transactions in process. The amount held is shown as a current asset and current liability on the balance sheet. $29,510 and $20,653 were held in trust at September 30, 1996 and September 30, 1995.

CASH
For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

DEPRECIATION
Furniture and equipment is stated at cost and is depreciated using the straight line method for financial reporting purposes. Estimated useful lives are as follows:

     Office Equipment              7 years
     Computer Equipment            5 years

Expenditures for major renewals, additions and betterments which extend useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

FEDERAL INCOME TAX
The Company provides for income taxes based on its income for financial reporting purposes, which is accounted for using the accrual method. For federal income tax purposes, the Company uses the cash method of accounting. The Company also records depreciation under two separate methods for financial reporting and federal tax purposes. Deferred income taxes are provided for timing differences created by these two reporting methods.

NOTE 2 - INVESTMENTS
Short term investments consist of marketable securities and are at the lower of cost or market value.

NOTE 3 - COMMITMENTS
The Company leases office space under terms of an operating lease. Future years lease payments under the lease are as follows:

               September 30, 1997            $113,820
               September 30, 1998             113,820
               September 30, 1999              45,877
                                             --------
                                             $273,517
                                             --------
                                             --------

                            CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                              September 30, 1996


NOTE 4 - LOANS RECEIVABLE
Loans receivable - held for investment are classified as short term or long term based upon their maturity date. Loans receivable - held for sale are classified as short term. Principal payments over the next five years are as follows:

          September 30, 1997          $1,150,177
          September 30, 1998             559,018
          September 30, 1999             156,656
          September 30, 2000                   0
          September 30, 2001             367,625
                                       ---------
                                       2,233,477
                                       ---------
                                       ---------

Types of real and other property securing loan receivable at September 30, 1996 and 1995 are as follows:

                                   1996              1995
Single Family Residential          $  890,747     $  915,684
Multi-Family Residential               36,407         57,200
Commercial Property                   164,088        593,162
Undeveloped Land                    1,133,483        961,582
Automobile                              7,868         11,489
Unsecured                                 884              0
                                    ---------      ---------
                                    2,233,477      2,539,117
                                    ---------      ---------
                                    ---------      ---------

Security positions on loans receivable are as follows:

First lien position                $2,080,299     $2,496,195
Second lien position                  152,294         42,922
Other                                       0
Unsecured                                 884
                                    ---------      ---------
                                    2,233,477     $2,539,117
                                    ------------------------
                                    ------------------------



A concentration of credit exists as substantially all of the loans are secured by real property in the State of Washington.

NOTE 5 - UNFUNDED LOAN LIABILITIES
The unfunded loan liabilities account represents the unfunded portion of loans which are generally payable to a third party contractor upon certification of completion of construction or other condition.

Upon completion of the condition the Company funds the remaining portion of the loans from its line of credit or funds available from the sale of debt securities. At September 30, 1996 and 1995 the balance of unfunded loan liabilities were $0 and $459,561 respectively.

                            CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                              September 30, 1996


NOTE 6 - LOANS PAYABLE AND DEBENTURES PAYABLE
Loans payable and debenture payable are made up of amounts due to investors with varying terms. Obligations on these loans and debentures are classified as short or long term based upon their maturity dates.

Principal payments on loans and debenture payable are as follows:

          September 30, 1997                 $1,187,799
          September 30, 1998                    759,650
          September 30, 1999                    534,038
          September 30, 2000                    152,000
                                              ---------
                                              2,633,487
                                              ---------
                                              ---------

The company is registered as a securities broker dealer with the State of Washington. As of September 30, 1996 the Company has issued $2,594,609 in debenture certificates under this program. Of this total $2,390,188 in debenture certificates are outstanding at September 30, 1996.

NOTE 7 - DEBENTURE INTEREST EARNED
The company's interest profits on loans funded by the pool of debenture investments are as follows:

December 31, 1992           $ (3,989)
December 31, 1993            (45,999)
December 31, 1994             30,781
December 31, 1995            106,236
September 30, 1996            38,035
                            --------
                            $125,064
                            --------
                            --------
NOTE 8 - LINE OF CREDIT
The Company has a $400,000 line of credit. The Company pays $1,800 per month in addition to 12% interest on funds borrowed. At September 30, 1996 the amount owing on this line of credit is $75,000. The Company also has a $100,000 line of credit with US Bank. The interest rate is prime plus 2% on borrowed. At September 30, 1996 the amount due on this line is $100,000.

NOTE 9 - RELATED PARTY TRANSACTIONS
The Stockholders of the Company also own 100% of the stock in Puget Sound Investment Group, Inc. (PSIG), Puget Sound Appraisal Group, Inc. (PSAG), Puget Sound Real Estate Services Group, Inc. (PSREG), and Puget Sound Construction of Washington, Inc. (PSCW). The Stockholders and PSIG also own 100% partnership units of PSIG - ONE LP.

                            CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                              September 30, 1996


NOTE 9 - RELATED PARTY TRANSACTIONS CONT'D.
PSIG assumes the payment obligations on real estate loans which have gone into foreclosure. Once a loan has gone into foreclosure the loan interest escalates and PSIG will collect the higher interest upon disposition of the property. These loans are retained by the Company and no revenues are recorded until the loan balance has been paid.

The Company and PSIG lends funds to each other to meet short term working capital needs. At September 30, 1996 the Company owes PSIG $0. PSIG is charged rent by the Company for office space. For the nine months ended September 30, 1996 the Company has charged PSIG $5,512.50 for rent.

PSAG provides appraisal services for loans originated by the Company. PSAG is charged rent by the Company for office space. For the nine months ended September 30, 1996 the Company has charged PSAG $4,950 for rent.

PSREG provides real estate closing services for loans originated by the Company. For the nine months ending September 30, 1996 the Company has charged PSREG $17,325 for rent.

PSCW provides residential repair on properties owned by the affiliate PSIG. For the nine months ending September 30, 1995 the Company has charged PSCW $2,475 for rent.

NOTE 10 - COMMON STOCK
As of September 30, 1996 Common Stock consists of the following:

Class One - Common Stock
No Par Value, 500 shares
Authorized and outstanding                        $ 10,000

Class Two - Common Stock
$1,000 Par Value, 2,500 shares
authorized and outstanding 180 1/2 shares         $180,500
                                                  --------

Total Common Stock issued and outstanding         $190,500
                                                  --------
                                                  --------

Class One common stock has non cumulative voting rights.

Class Two common stock has no voting rights or conversion privileges. Class Two shares have preference as to dividend distributions to the extent of 80% of dividend distributions paid and preference upon dissolution to the extent of book value attributable to Class Two capital contributions.

PART I
ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

PLAN OF OPERATION AND LIQUIDITY

The sale of debenture investments combined with principal payments on loan receivable provide the source of funds to invest in loans receivable. For the nine months ended September 30, 1996 sale of debenture under the SB-2 registration approved May 3, 1996 were $152,000.00 and in the prior registration $2,238,188 were outstanding. The Company has no nonearning assets at this time primarily due to the a major emphasis on collection policies by management. Available liquidity will dictate the volume of loan purchases that may be acquired by the Company.

The interest received on loans and funding fees provide the funds necessary to pay the expenses and the interest due to investors on debenture purchases. The Company manages it's cash by reselling the loans to other investors in order to recapture the original debenture investment which will then in turn be used again to fund other loans. The Company expects to continue the present cash management procedures for the foreseeable future.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company has remained profitable. As of September 30, 1996 the Company reports net income in the amount of $128,775.00 versus September 30, 1995 of $35,256.00. Set forth below are the key results from operation for quarter ending September 30, 1996 and September 30, 1995.

1. THE COMPANY MET IT'S OBLIGATIONS TO THE INVESTORS FOR QUARTER ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.
The Company met it's obligation to the investor for quarters ended September 30, 1995 and September 30, 1996. The Company's principle performance objective is to provide a annual increase in net income.

2. THE SALE OF DEBENTURE INVESTMENTS AND LOAN RECEIVABLE TO
   INVESTORS PROVIDED THE FUNDS NECESSARY TO FUND MORE LOANS.
Total loans receivable (including related party) increased by 10%, as a direct result of the sale of debenture investments and loans receivable. Management expects this trend to continue with the new debenture offering now open, as well as a large investor base purchasing loans receivable. Management projects loan growth will be 10% to 15% throughout the year.

3.  REVENUES INCREASE.
Total Revenues for the quarter ended September 30, 1996 were $1,228,242.00 and increase of 4% over quarter ended September 30, 1995 (excluding the gain on sale of property of $95,000. in 1995). Management expects this trend to continue throughout 1996.

4.  TYPE OF PROPERTY SECURING LOANS RECEIVABLE HAVE CHANGED.
As of September 30, 1996 and September 30, 1995, 92% and 99% respectively, of the loans in the portfolio were secured by first liens on real property. Management projects that a continued high percentage of loans will be secured by a first lien on real property.

5.  ALLOWANCE FOR LOAN LOSSES INCREASED FOR THE NINE MONTHS ENDED
    SEPTEMBER 30, 1996.
Actual losses charged against the allowance for periods September 30, 1996 and September 30, 1995 were 0 and 0 respectively. Management reviews each delinquent loan receivable and real estate property held for sale to determine if a specific provision in the allowance for losses is needed. Management uses a systematic approach to evaluate the need for general allowances based upon portfolio performance, industry trends, economic conditions, and historical trends.

6.  TOTAL EXPENSES FOR THE NINE MONTHS ENDED SEPTEMBER 30,1996 AS
    COMPARED TO SEPTEMBER 30, 1995.
Total expenses ending September 30, 1996 decreased by $127,815.00 from September 30, 1995. This was largely due to a decrease in salaries payable and the Company policy to adhere to budget guidelines preset at the beginning of the year.


RETURN ON ASSETS, EQUITY, AND EQUITY TO ASSETS RATIO
The following net returns were realized during the nine months ended September 30, 1996 and September 30, 1995.

                                               Nine Months Ended
                                                 September 30
                                               1996         1995
                                               -----------------
Return on Assets
(net income divided by average total assets)    3.11%       .56%
Return on Equity
(net income divided by average equity)         23.70%      9.84%
Equity to Assets
(Average equity divided by average assets)     13.12%      6.04%

PLAN OF OPERATION THROUGHOUT THE YEAR.
The Company is committed to continue to offer debentures and loan receivable for sale to the public for the foreseeable future. Management expects loan growth through the sale of these items to increase by 15%.

The Company expects to repay the debenture investments as they mature with maturing loans receivable that are tied to these debenture offering notes.

The Company has been able to invest primarily all available funds through loan receivable. The Company expects to be able to continue to acquire similar loans in the future. Loan purchases will be limited by available liquidity as discussed in "Plan of Operation and Liquidity".

Because the Company actively pursues delinquent accounts and sells all foreclosed property, nonearning loans receivable are minimal.

The Company forecasts a stable demand for it's services in the foreseeable future, evidenced by the daily loan inquiries, portfolio performance and subsequent loans booked after September 30, 1996.

Management expects revenues to increase further during 1996. This increase is expected because of subsequent loans booked after September 30, 1996 and loans receivable in process.

Managements strategy and policy has been to retain loans with a loan to value ratio of no more than 65%. Every effort is made to assure profitability even in the event of a foreclosure sale.

UNCERTAINTIES
The principle competition for investors' funds due to change in market rates may result in investors choosing to change their portfolios when it comes to loan receivable purchases. This does not affect the debenture securities because they are a preset period of time.

The loan portfolio consists of loans with maturities of one to three years. As loans mature and balloon payments are paid, new loans are expected to be funded at present market rates. It is possible that a one to three year lag could occur before the overall average of the portfolios interest rate increased after a rise in market rates.


PART II
ITEM 1     LEGAL PROCEEDINGS

The Company is not presently involved nor does it expect to be involved in any legal proceeding, excepting collection action on loans that are in default. Since the Company is involved in purchasing loans secured by real property, it will, by its nature, always be involved in collection activities to enforce collection on past due accounts, including but not limited to judicial and nonjudicial foreclosure on deeds of trust, and mortgage foreclosures. Counsel for the Company is of the opinion that collection actions on delinquent accounts does not constitute pending or threatening litigation under Financial Accounting Standard Board Opinion Number 5 (FASB 5) and is properly categorized as routine litigation incidental to its business.

ITEM 2    CHANGES IN SECURITIES

None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5   OTHER INFORMATION

None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

a) There are no exhibits attached to this report, no prior exhibits were filed.

b) The Company did not file any reports on Form 8-K in the third quarter of 1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS FINANCIAL SERVICES, INC
Registrant



/s/ Gerald C. Vanhook
------------------------------              ---------------------------------
Gerald C. Vanhook, President                Date