Form 10-K405
period 1996-12-31
CLS FINANCIAL SERVICES INC
filed 1997-03-27
CIK 932795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended      DECEMBER 31, 1996
                         -------------------------------------------------------
                                             or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from____________________________ to _________________

Commission file number           33-85864-LA
                      ----------------------------------------------------------

                           CLS FINANCIAL SERVICES, INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     WASHINGTON                                   91-1478196
-----------------------------------------    -----------------------------------
     State or other jurisdiction of                        (I.R.S Employer
     incorporation or organization                         Identification No.)

                 4720 200th St SW, Suite 200, Lynnwood, WA 98036
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code     (206) 774-0386
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
--------------------------------    --------------------------------------------
--------------------------------    --------------------------------------------
--------------------------------    --------------------------------------------

           Securities registered pursuant to section 12(g) of the Act:
 -------------------------------------------------------------------------------
                                (Title of class)

 -------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         /X/ Yes   / / No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                          CLS FINANCIAL SERVICES, INC.
              ANNUAL REPORT OF FORM 10-K FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1996

                                TABLE OF CONTENTS
                                                                      PAGE

PART I
     Item 1:    Description of Business                                 3

     Item 2:    Description of Property                                 4

     Item 3:   Legal Proceedings                                        4

     Item 4:   Submission of Matters to Security Holders                4

PART II
     Item 5:   Market for Common Equity & Related Stockholders          5
               Matters

     Item 6:   Selected Financial Data                                  5

     Item 7:   Management Discussion & Analysis                         5

     Item 8:   Financial Statements                                     8

     Item 9:   Changes in & Disagreements with Accountants on          18
               Accounting & Financial Disclosure

PART III
     Item 10:  Directors & Executive Officers                          18

     Item 11:  Executive Compensation                                  19

     Item 12:  Security Ownership of Certain Beneficial Owners and     19
               Management

     Item 13:  Certain Relationships and Related Transactions          20

     Item 14:  Exhibits and Reports on 8-K                             21

                                     PART I

ITEM 1    DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT AND DESCRIPTION
CLS Financial Services, Inc. , is a Washington State Corporation (referred to as the "company") incorporated March of 1990. The companys primary business is to engage in the brokerage of loans and the purchase and sale of real estate contracts, mortgages, and deeds of trust ("loans"). The company has continued its registration with the State of Washington to sell in whole or in part loans pursuant to its Mortgage Broker Dealer license.

The company originates loans by lending money directly to the borrower. These loans may be held in the companys inventory or resold to investors with all servicing rights and servicing fees retained by the company. The company also acts as a broker retained by the borrower to find a suitable lender. The sale of debenture investments, principle reductions and the reselling of loans to investors provide the source of funds needed to invest in new loans receivable.


The company has originated loans as set forth below:
--------------------------------------------------------------------------------
     YEAR               TOTAL LOAN        LOANS BROKERED &      COMPANY LOAN
                       ORIGINATIONS              SOLD             PORTFOLIO
--------------------------------------------------------------------------------
     1992               $11,713,731.00      $11,693,249.00          $20,482.00
--------------------------------------------------------------------------------
     1993               $12,891,423.00      $11,087,813.00       $1,803,610.00
--------------------------------------------------------------------------------
     1994               $22,919,838.00      $20,374,002.00       $2,545,836.00
--------------------------------------------------------------------------------
     1995               $19,868,765.00      $16,202,907.00       $3,665,858.00
--------------------------------------------------------------------------------
     1996               $20,962,033.00      $17,969,295.00       $2,992,738.00
--------------------------------------------------------------------------------

The company has generated revenue as set forth below:
--------------------------------------------------------------------------------
                         1994                1995                1996
--------------------------------------------------------------------------------
 GROSS REVENUE           $1,829,962.00       $1,778,366.00       $1,652,870.00
--------------------------------------------------------------------------------
 OPERATING EXPENSE         $997,001.00         $735,032.00         $764,622.00
--------------------------------------------------------------------------------
 SALARY EXPENSE            $952,056.00         $918,347.00         $798,868.00
--------------------------------------------------------------------------------
 NET INCOME                 $89,218.00         $124,987.00          $89,380.00
--------------------------------------------------------------------------------

The company has been profitable since its inception.

SECURITY
As of December 31, 1996 and December 31, 1995, 98% and 89%, respectively, of the loans in the portfolio were secured by first liens on real property. Management expects this trend to continue. See Note 4, Notes to Financial Statements.

BORROWERS AND COMPETITION
The company is a full service mortgage company. The company advertises in the local media, accepts referrals and employs loan officers. The company brokers Class A and B loans to established lenders. Some of the primary competitors are Beneficial Financial Services and Quality Mortgage. The company also services more difficult to place Class C loans, The basis for Class C loans is not the borrowers credit worthiness, but rather the value of the collateral. The company underwrites these loans conservatively, with an average loan to appraised value of 65% or loan to tax assessed value of 50%. The company intends to use the proceeds of this debenture securities offering to originate Class C loans. The market for Class C loans is competitive with lenders such as Investors Mortgage, Lornty Investors, and Pacific Coast as direct competitors. The company believes it will remain competitive based upon its history and the economic and real estate market growth in the Snohomish, King and Pierce County areas.

ITEM 2    DESCRIPTION OF PROPERTY

The companys principle investment objective is to acquire a portfolio of real estate collateralized loans at 2-4% over the cost of capital. In order to do so the company must acquire loans in which the borrowers are considered a high risk. These loans are generally secured by a first lien position on real estate located in the Western Washington area. The majority of the loans are in the $50,000-$100,000 range bearing interest between 12% to 18%.

Types of real property securing loans as of December 31, 1996 are set forth below:

----------------------------------------------------------------------
    SINGLE FAMILY RESIDENCES                             $725,587.00
----------------------------------------------------------------------
      COMMERCIAL PROPERTY                                 $20,800.00
----------------------------------------------------------------------
           RAW LAND                                    $2,239,459.00
----------------------------------------------------------------------
            OTHER                                          $6,892.00
----------------------------------------------------------------------
     TOTAL LOAN RECEIVABLE                             $2,992,738.00
----------------------------------------------------------------------

ITEM 3    LEGAL PROCEEDINGS

From time to time the company will be involved in bringing foreclosure proceedings to enforce secured obligations. The company could sometimes be named as a defendant in foreclosures brought by the holders of superior or junior liens and in quiet title actions. Since the company is involved in originating, brokering and servicing loans secured by real property, it will by its very nature always be involved in collection activities to enforce collection on past due loans, including but not limited to Judicial and Nonjudicial foreclosures of Deeds of Trusts, Mortgage Foreclosures, and Real Estate Contract Forfeitures. Counsel for the company is of the opinion that collection actions on delinquent accounts do not constitute pending or threatening litigation under Financial Accounting Standards Board Opinion Number 5 (FASB 5) and is properly categorized as routine litigation incidental to its business.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5    MARKET FOR COMMON EQUITY & RELATED MATTERS

MARKET INFORMATION
There is no public market for the company's investment debentures, nor is one likely to develop. The investment debentures are not expected to be listed on any formal exchange.

ITEM 6    SELECTED FINANCIAL DATA

-----------------------------------------------------------------------------------------------------
            YEAR                  1993              1994              1995              1996
-----------------------------------------------------------------------------------------------------
           REVENUE             $  1,199,670.00   $  1,829,962.00   $  1,778,366.00   $  1,652,870.00
-----------------------------------------------------------------------------------------------------
       INCOME (LOSS)           $     44,841.00   $     80,945.00   $    114,691.00   $     88,805.00
         OPERATIONS
-----------------------------------------------------------------------------------------------------
        TOTAL ASSETS           $  2,099,950.00   $  3,620,832.00   $  4,607,563.00   $  4,016,609.00
-----------------------------------------------------------------------------------------------------
          LONG TERM            $  1,505,117.00   $  2,187,066.00   $  1,369,822.00   $  1,111,168.00
         OBLIGATIONS
-----------------------------------------------------------------------------------------------------

ITEM 7 MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

PLAN OF OPERATION & LIQUIDITY
The sale of debenture investments, principle payments and the reselling of loans to investors provide the source of funds to invest in loans receivable. Available liquidity will dictate the volume of loan purchases that may be acquired by the company. The company has no nonearning assets due to managements emphasis on collections as well as a clause in all Promissory Notes which escalates a borrowers interest rate in the event of a default. In addition, because of managements dedication to conservative collateral lending defaulted loans generally create additional profit centers as the collateral value is sufficient to sustain the increased yield created by the company servicing the debt on behalf of the borrower but retaining the increased default rate when the borrower cures the loan. The company manages cash by reselling the loan to other investors in order to recapture original debenture investments which will then in turn be used to fund other loans. There are primarily two internal sources of liquidity, namely retained earnings and loans receivable in the portfolio. The company relies on its ability to resell loan receivable in sufficient amounts to generate funds needed to pay off maturing debentures. The external sources of liquidity include a line of credit, sale of debentures,
payoff on loan receivable, and sell of loan receivable.   The company expects to
continue this cash management trend.

CAPITAL RESOURCES
Interest received on loans funded and servicing fees provide the funds for expenses and interest due to investors on debenture purchases. Principle on loans receivable due will provide the funds to repay the debenture payable. The loan receivable are tied specifically to these debenture payables with similar maturity dates of 24 to 26 months. There are no other significant commitments for capital expenditures as of December 31, 1996.

RESULTS OF OPERATIONS
The company remains profitable and has been since inception. In 1996, 1995, 1994, 1993 and 1992 the company originated 20.9, 19.9, 22.9, 12.8, 11.7 million dollars in loans respectively. The companys revenues from operations were 1.7, 1.8, 1.8, 1.2, and .8 million dollars in 1996, 1995, 1994, 1993, 1992 respectively. The company increased its retained earnings to $394,621 as compared to 1995 retained earnings in the amount of $317,241. Revenues remained stable in 1996 at $1,652,870. Expenses from operations declined from 1,663,675 in 1995 to 1,564,065 in 1996. This is due to a further decline in salaries and payroll taxes through more efficient operations. The company has not identified any market trend that would negatively affect the profitability of the company through 1997.

PROPERTY VALUE TRENDS
There are no known or predicted property value downward trend, it is an expectation that property values will continue to increase in the Puget Sound area. Subsequently, industry reports that value of property in the western Washington area has increased already in 1997 by 4-5%.

THE COMPANY MET ITS OBLIGATIONS TO THE INVESTORS FOR YEAR ENDING DECEMBER 31, 1996 AND 1995.
The company met its obligations to all investors for fiscal year ending December 31, 1996 and 1995. The company's principle performance objective is to meet all obligations in a timely manner and to provide an annual increase in retained earnings. The company receives interest payments from loans receivable sufficient to pay investor interest. The company relies on the ability to sell loans receivable to generate the necessary cash to pay principle to the investor. Whenever possible loan receivable maturity dates are scheduled to correspond with the maturity date of the debenture.

RETURN ON ASSET, EQUITY, AND EQUITY TO ASSETS RATIO
The following net returns were realized during the years ended December 31, 1996 and 1995.
------------------------------------------------------------------------------
 Year Ended December 31,                                    1996      1995
------------------------------------------------------------------------------
 Return on Assets (net income/avg total assets)             1.79%     2.26%
------------------------------------------------------------------------------
 Return on Equity (net income/avg equity)                  14.16%    25.06%
------------------------------------------------------------------------------
 Equity to Assets (avg equity/avg total assets)            12.67%     8.27%
------------------------------------------------------------------------------

PLAN OF OPERATION
The company is committed to offer debentures and loan receivable for sale to investors for the foreseeable future. Management expects loan growth to increase through the sale of these items by 15%.

The company expects to repay the debenture investments as they mature with maturing loans receivable that are tied to these debenture notes.

The company has been able to invest all available funds through loan receivable. The company expects to be able to continue to acquire similar loans in the future. Loan purchases will be limited by available liquidity as discussed in "Plan of Operation and Liquidity".

The company actively pursues delinquent accounts thus nonearning receivables are minimal and generally fully collected within thirty days.

The company forecasts a stable demand for its services in the foreseeable future, evidenced by the daily loan inquiries, portfolio performance, external predications and subsequent loans funded after December 31, 1996.

Managements strategy and policy has been to underwrite conservatively. This strategy will continue with a loan to value ratio average of 65%. Every effort is made to assure profitability even in the event of a foreclosure sale.

UNCERTAINTIES
The principle competition for investors' funds due to change in market rates may result in investors choosing to change their portfolios when it comes to loan receivable purchases. This does not affect debenture securities because they are a preset period of time.

The loan portfolio consists of loans with maturities of one to three years. As a loan matures and balloon payments are paid, new loans are expected to be funded at present market rates. It is possible that a one to three year lag could occur before the overall average of the portfolio's interest rate increased after a rise in market rates.

ITEM 8    FINANCIAL STATEMENTS

          Index to Financial Statements as of December 31, 1996

                                                                     Page
Independent Auditors Statement                                        7

Balance Sheet                                                         8

Statement of Income and Retained Earnings                             9

Statement of Cash Flows                                              10

Notes to Financial Statements                                        11-15

                                  [LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders
CLS Financial Services, Inc.
Lynnwood, Washington



We have audited the accompanying balance sheets of CLS Financial Services, Inc. as of December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 and 1995 financial statements referred to above present fairly, in all material respects, the financial position of CLS Financial Services, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Nelson, Watson & Erickson, LLP.

March 4, 1997

                          CLS FINANCIAL SERVICES, INC.
                                  BALANCE SHEET
                           DECEMBER 31, 1996 AND 1995

                         ASSETS
                                                        1996            1995
                                                   -----------     -----------

Cash                                               $    86,160     $    33,322
Cash-trust account                                       9,970          20,497
Commissions receivable                                   1,385          24,820
Accrued interest receivable                             66,707          25,505
Loans receivable (Note 5)                            2,992,738       3,713,537
Less allowance for loan losses                         (14,964)        (18,474)
Prepaid expenses                                        11,653           5,458
Investments (Note 2)                                    37,021          21,173
Real estate held for sale                              735,988         670,328
Office furniture and equipment                         203,075         198,514
Less accumulated depreciation                         (113,124)        (87,117)
                                                   -----------     -----------

   Total assets                                    $ 4,016,609     $ 4,607,563
                                                   -----------     -----------
                                                   -----------     -----------

       LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable                                   $    16,438     $    29,040
Accrued wages and benefits                              39,857           3,931
Trust account payable                                    9,970          20,497
Unfunded loan liabilities                               79,879         536,377
Accrued interest payable                                39,079          41,002
Accrued federal income tax                              14,000           2,500
Loan payable to related parties                         77,549         755,160
Loans payable                                        2,986,661       2,615,200
Deferred federal income tax                             18,088          16,148
Line of credit                                         150,000          80,000
                                                   -----------     -----------

   Total liabilities                                 3,431,521       4,099,855
                                                   -----------     -----------

STOCKHOLDERS' EQUITY
 Common stock                                          190,467         190,467
 Retained earnings                                     394,621         317,241
                                                   -----------     -----------

   Total stockholders' equity                          585,088         507,708
                                                   -----------     -----------

   Total liabilities and stockholders' equity      $ 4,016,609     $ 4,607,563
                                                   -----------     -----------
                                                   -----------     -----------




The accompanying notes are an integral part of these statements.

                          CLS FINANCIAL SERVICES, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                       1996           1995
                                                   -----------     -----------
REVENUES
 Loan fees                                         $   926,106     $   808,556
 Interest on loans                                     700,938         832,670
 Loan servicing and application fees                    18,119          26,829
 Other income                                            7,707          15,311
 Gain on real estate sales                                 -            95,000
                                                   -----------     -----------

  Total revenues                                     1,652,870       1,778,366
                                                   -----------     -----------
OPERATING EXPENSES
 Wages and payroll taxes                               798,868         918,347
 Commissions and referrals                                 -            13,030
 Interest expense                                      395,577         396,491
 Provision for loan losses                              (3,510)          4,368
 Advertising                                            57,787          35,312
 Rent                                                   74,611          68,657
 Telephone and utilities                                17,115          22,613
 Office expense                                         15,474          17,364
 License and taxes                                      21,764          17,458
 Postage                                                 4,601           6,187
 Printing                                                4,317           3,202
 Credit and title fees                                   2,706           5,391
 Professional fees                                      23,371          39,925
 Travel, entertainment and promotion                     2,875           2,953
 Janitorial and maintenance                             10,139           8,804
 Fringe benefits                                        83,891          52,930
 Depreciation and amortization                          26,007          26,503
 Training and other operating costs                     28,472          24,140
                                                   -----------     -----------

  Total operating expenses                           1,564,065       1,663,675
                                                   -----------     -----------

INCOME FROM OPERATIONS                                  88,805         114,691

OTHER INCOME (EXPENSE) - NET                               575          10,296
                                                   -----------     -----------
NET INCOME BEFORE PROVISION FOR
 FEDERAL INCOME TAX                                     89,380         124,987
                                                   -----------     -----------

PROVISION FOR FEDERAL INCOME TAX
 Current                                                18,600          11,500
 Deferred                                               (6,600)         20,500
                                                   -----------     -----------

  Net income tax                                        12,000          32,000
                                                   -----------     -----------

NET INCOME                                              77,380          92,987

RETAINED EARNINGS, beginning of year                   317,241         224,254

RETAINED EARNINGS, end of year                     $   394,621     $   317,241
                                                   -----------     -----------
                                                   -----------     -----------

The accompanying notes are an integral part of these statements.

                          CLS FINANCIAL SERVICES, INC.
                       COMPARATIVE STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                           1996          1995
                                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $    77,380   $    92,987
 Adjustments to reconcile net income to net cash from operations:
 Depreciation and amortization                                             26,007        26,503
 Allowance for loan losses                                                 (3,510)        4,368
 Deferred income taxes                                                      1,940        10,546
 Decrease (increase) in commissions receivable                             23,435        (7,369)
 Decrease (increase) in interest receivable                               (41,202)       (8,619)
 Decrease (increase) in prepaid expenses                                   (6,195)         (353)
 Increase (decrease) in accounts payable                                  (12,602)       20,734
 Increase (decrease) in accrued wages and benefits                         35,926       (22,860)
 Increase (decrease) in interest payable                                   (1,923)       12,853
 Increase (decrease) in other payables                                     11,500        (4,109)
                                                                      -----------   -----------

   NET CASH PROVIDED (USED) BY OPERATIONS                                 110,756       124,681
                                                                      -----------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                        (4,561)      (13,526)
 Increase (decrease) in related party loans                              (677,611)      358,590
 (Increase) decrease in loans receivable                                  720,799    (1,167,701)
 (Increase) decrease in real estate held for sale                         (65,660)     (415,328)
 Increase (decrease) in loans payable                                     371,461       198,111
 Increase (decrease) in line of credit                                     70,000        80,000
 Increase (decrease) in unfunded loan liabilities                        (456,498)       53,955
 Purchase of investments                                                  (15,848)      (15,783)
                                                                      -----------   -----------
   NET CASH PROVIDED (USED) IN INVESTING
    ACTIVITIES                                                            (57,918)     (921,682)
                                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Common stock issued                                                          -         180,467
                                                                      -----------   -----------
   NET CASH PROVIDED (USED) BY FINANCING
    ACTIVITIES                                                                -         180,467
                                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH                                            52,838      (616,534)

CASH BALANCE - BEGINNING OF PERIOD                                         33,322       649,856
                                                                      -----------   -----------

CASH BALANCE - END OF PERIOD                                          $    86,160   $    33,322
                                                                      -----------   -----------
                                                                      -----------   -----------




The accompanying notes are an integral part of these statements.

                          CLS FINANCIAL SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

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

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES
The Company utilizes the allowance method of providing for losses on uncollectible loans on overvalued real estate. Specific valuation allowances are provided for loans receivable when repayment becomes doubtful and the amounts expected to be received in settlement of the loan are less than the amount due.

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

SALES OF REAL ESTATE
Sales of real estate generally are accounted for under the full accrual method. Under that method, gain is not recognized until the collectability of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met.

LOAN ORIGINATION AND SERVICING FEES
Loan origination fees and direct loan origination costs are accounted for under two methods. For loans held as investment the loan fees and direct costs are amortized over the life of the loan. For loans which are held for sale loan fees and direct costs are not recorded until the loans are sold by the Company.

Loan servicing fees are charged at a flat rate of $250 per loan and $10 per month over the servicing of the loan. Loan fees are paid by the borrower. Loan fees vary from two up to eight percent dependent upon collateral and the credit history of the borrower.

TRUST ACCOUNT
The Company holds money in trust for real estate transactions in process. The amount held is shown as a current asset and current liability on the balance sheet. $9,970 and $20,447 were held in trust at December 31, 1996 and 1995 respectively.

CASH
For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                          CLS FINANCIAL SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT.

DEPRECIATION
Furniture and equipment is stated at cost and is depreciated using the straight line method for financial reporting purposes. Estimated useful lives are as follows:
     Office equipment                     7 years
     Computer equipment                   5 years

Expenditures for major renewals, additions and betterments which extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

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

NOTE 2 - INVESTMENTS

Short term investments consist of marketable securities and are shown at the lower of cost or market value.

NOTE 3 - COMMITMENTS

The Company leases office space under terms of an operating lease. Future years lease payments under the lease are as follows:

  December 31, 1997                          $  113,820
  December 31, 1998                             113,820
  December 31, 1999                              18,970
                                             ----------
                                             $  246,610
                                             ----------
                                             ----------

NOTE 4 - LOANS RECEIVABLE

Principal payments over the next five years are as follows:


  December 31, 1997                        $    762,945
  December 31, 1998                           1,795,273
  December 31, 1999                                   -
  December 31, 2000                              99,952
  December 31, 2001                             184,568
  Thereafter                                    150,000
                                           ------------
                                           $  2,992,738
                                           ------------
                                           ------------

                          CLS FINANCIAL SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 4 - LOANS RECEIVABLE CONT.

Types of real and other property securing loans receivable at December 31, 1996 and 1995 are as follows:

                                                1996         1995
                                           ------------   ------------
  Single family residential                $    725,587   $  1,839,527
  Multiple family residential                         -        105,000
  Commercial property                            20,800        843,950
  Developed land                                      -              -
  Undeveloped land                            2,239,459        914,435
  Automobile                                      6,892         10,625
                                           ------------   ------------
                                           $  3,713,537   $  2,992,738
                                           ------------   ------------
                                           ------------   ------------

Security positions on loans receivable are as follows:

                                              1996           1995
                                           ------------   ------------
  First lien position                      $  2,928,502   $  3,291,867
  Second lien position                           64,236        331,670
  Other                                               -         90,000
                                           ------------   ------------
                                           $  3,713,537   $  2,992,738
                                           ------------   ------------
                                           ------------   ------------

A concentration of credit exists as substantially all of the loans are secured by real property in the State of Washington.

NOTE 5 - UNFUNDED LOAN LIABILITIES

The unfunded loan liabilities account represents the unfunded portion of loans which are generally payable to a third party contractor upon certification of completion of construction or other condition.

Upon completion of the condition the Company funds the remaining portion of the loans from its line of credit or funds available from the sale of debt securities. At December 31, 1996 and 1995 the balance of unfunded loan liabilities was $79,879 and $536,377 respectively.

NOTE 6 - LOANS PAYABLE

Loans payable are made up of amounts due to investors with varying terms. Principal payments on these loans are payable as follows:

   December 31, 1997                         $  1,875,493
   December 31, 1998                              163,420
   December 31, 1999                              341,305
   December 31, 2000                               12,480
   December 31, 2001                              593,963
                                            -------------
                                             $  2,986,661
                                            -------------
                                            -------------

The Company is registered as a securities broker dealer with the State of Washington. As of December 31, 1996 the Company has issued $3,188,572 in debenture certificates under this program. Of this total $2,846,714 in debenture certificates are outstanding at year end. This amount is included in the loans payable balance.

                          CLS FINANCIAL SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



NOTE 7 - LINES OF CREDIT

The Company has a $400,000 line of credit which is pays $1,800 per month in addition to 12% interest on borrowed funds. $150,000 is due on this line of credit at December 31, 1996.

The Company also has a $100,000 line of credit with US Bank. The interest rate is prime plus 2% on borrowed funds. No amount is due on this line of credit at December 31, 1996.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Stockholders of the Company also own 100% of the stock in Puget Sound Investment Group, Inc. (PSIG). Puget Sound Investment Group, Inc. owns 100% of the stock in Puget Sound Appraisal Group, Inc. (PSAG), Puget Sound Real Estate Services Group, Inc. (PSRESG) and Puget Sound Construction of Washington, Inc.
(PSCW). PSIG also owns 17% of the class one common stock and 100% of the class two common stock of CLS Financial Services, Inc.

PSIG assumes the payment obligations on real estate loans which have gone into foreclosure. Once a loan has gone into foreclosure the loan interest escalates and PSIG will collect the higher rate upon disposition of the property. These loans are retained by the Company and no revenues are recorded until the loan balance has been paid.

The Company and PSIG lend funds to each other to meet short term working capital needs. At December 31, 1996 the Company owed PSIG $755,160. PSIG is charged rent by the Company for office space. For the year ended December 31, 1995 the Company has charged PSIG $7,350 for rent.

PSAG provides appraisal services for loans originated by the Company. PSAG is charged rent by the Company for office space. For the year ended December 31, 1996 the Company has charged PSAG $6,600 for rent.

PSRESG provides real estate closing services for loans originated by the Company. For the year ending December 31, 1996 the Company has charged PSRESG $23,100 for rent.

PSCW provides improvement and repair work on properties owned by the affiliate PSIG. For the year ending December 31, 1996 the Company charged PSCW $3,300 for rent.

                          CLS FINANCIAL SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



NOTE 9 - COMMON STOCK

As of December 31, 1996 Common Stock consists of the following:
Class One - Common Stock
No Par Value, 500 shares
authorized and outstanding                        $      10,000

Class Two - Common Stock
$1,000 Par Value, 2,500 shares
authorized, shares 180.467
issued and outstanding                                  180,467
                                                  -------------

Total Common Stock issued and outstanding         $     190,467
                                                  -------------
                                                  -------------

Class One common stock has non cumulative voting rights.

Class Two common stock has no voting rights or conversion privileges. Class Two shares have preference as to dividend distributions to the extent of 80% of dividend distributions paid and preference upon dissolution to the extent of book value attributable to Class Two capital contributions.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

                                    PART III

ITEM 10   DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT.

The following are the officers of the company:
--------------------------------------------------------------------------------
 Name                     Age    Title                   Address
--------------------------------------------------------------------------------
 Gerald C. Vanhook        47     President               Mill Creek, WA
--------------------------------------------------------------------------------
 Lorrie Vanhook           49     Secretary               Mill Creek, WA
--------------------------------------------------------------------------------
 Melvin  Johnson, Jr      38     Vice President          Edmonds, WA
--------------------------------------------------------------------------------
 Debbie Little            38     Asst Vice President     Lynnwood, WA
--------------------------------------------------------------------------------

1) Gerald C. Vanhook, (Jerry, 47) is and has been the President of the company since its inception in 1990. Prior to that, he worked for CLS Mortgage, Inc., in Spokane from February 1984 until November 1989, in which he was responsible for acquiring and selling similar securities. He has been employed in several management positions with Consumer Financial Companies, Mortgage Banks, and Credit Unions since 1969.

2) Lorrie Vanhook, (Lorrie, 49) is and has been the corporate
Secretary/Treasurer and is the Department Manager for loan processing. She joined the company in July of 1990, and performed duties as a loan officer. She is the wife of Jerry Vanhook. She has been employed in a variety of positions with GTE over the past 20 years.

3) Melvin Johnson, Jr., (Mel, 38) is and has been the Loan Officer/Investment Officer since joining the company in April of 1989. He became a stockholder and Vice-President on March 1, 1994. He has been employed in a variety of banking positions with First Interstate Bank from 1981-1989. He graduated with a degree in Education from Central Washington University in 1980.

4) Debbie Little, (Debbie, 38) is and has been employed as the Office Manager. She joined the company in February of 1993. She became Assistant Vice President of Operations on October 1, 1996. She is not a stockholder. She has been employed as a Field Supervisors with ITT Financial Services. She graduated from Willamette University with a degree in Public Policy and Speech in 1980.

FAMILY RELATIONSHIPS
Mr. Gerald C. Vanhook, the President, is married to Lorrie Vanhook, the Secretary. They own 67% of the companys outstanding and issued stock in Joint Tenancy with the Right of Survivorship.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
The company, its officers and directors, its advisors and affiliates have never filed a petition in Bankruptcy or Insolvency of any kind. No officer or director has been convicted in a criminal proceedings or is the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses). No officer or director is subject to any order, judgement, or decree limiting his involvement in any type of business, securities or banking activity. No officer or director has been found to have violated any federal or state securities or commodities law.

ITEM 11   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      A                    B           C                D               E
--------------------------------------------------------------------------------
 Name & Position      Year       Salary            Bonus          Other Annual
                                                                  Salary
--------------------------------------------------------------------------------
 Gerald Vanhook       1994       $   164,171.46    $      0.00    $       0.00
--------------------------------------------------------------------------------
 President            1995       $   150,264.17    $      0.00    $       0.00
--------------------------------------------------------------------------------
                      1996       $   154,152.00    $      0.00    $       0.00
--------------------------------------------------------------------------------
 Lorrie Vanhook       1994       $    82,335.33    $      0.00    $       0.00
--------------------------------------------------------------------------------
 Secretary            1995       $    46,155.00    $      0.00    $       0.00
--------------------------------------------------------------------------------
                      1996       $    52,152.00    $      0.00    $       0.00
--------------------------------------------------------------------------------
 Melvin Johnson       1994       $   136,810.63    $      0.00    $       0.00
--------------------------------------------------------------------------------
 Vice President       1995       $   147,619.65    $      0.00    $       0.00
--------------------------------------------------------------------------------
                      1996       $   154,152.00    $      0.00    $       0.00
--------------------------------------------------------------------------------
 Debbie Little        1994       $    38,248.84    $      0.00    $       0.00
--------------------------------------------------------------------------------
 Asst Vice Pres.      1995       $    41,748.84    $      0.00    $       0.00
--------------------------------------------------------------------------------
                      1996       $    44,654.50    $      0.00    $       0.00
--------------------------------------------------------------------------------

The company pays it officers a salary based upon performance. The company pays for health insurance and reimburses officers for expenses incurred in the normal course of business.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The company is a closely held corporation. The company originates loans to high risk borrowers and generally services these loans in its servicing department. The company is attempting to build a mid-level management team capable of carrying on the business. The President and the Secretary of the Company are married, namely Gerald C. Vanhook and Lorrie Vanhook, who own 67%. The other owner of the business is Melvin Johnson, Jr and his wife Deidre, who own 17% of the Company. In addition, 16% of the Company is owned by Puget Sound Investment Group, Inc., which is also owned 50% by the Vanhooks and 50% by the Johnsons.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN BUSINESS RELATIONSHIPS
The role of Puget Sound Real Estate Services Group (referred to as "PSRESG") is to close the Company loans and to service loans. The amount of closing fees paid to PSRESG in 1996 was 109,477.06 as compared to 1995 at 101,689.08. PSRESG also collects the late fees associated with the loans, late fees collected in 1996 were 49,258.73. PSRESG also handles miscellaneous litigation for all companies has needed.

The role of Puget Sound Appraisal Group (referred to as "PSAG") is to appraise some of the properties or at minimum review and conduct a visual inspection of the property if appraised by a third party. PSAG also has began to conduct appraisals for outside mortgage companies, in 1996 PSAG appraisal fees were 70,895.00 compared to 1995 of 67,234.85. PSAG's operations are limited to appraisal services only.

The role of Puget Sound Investment Group (referred to as "PSIG") is varied. Specifically, how PSIG relates to the Company, is by servicing the default loan. PSIG keeps investors current at the borrower rate while a borrower is in default. Once the borrower cures the loan by paying the additional default rate PSIG is repaid and retains the additional interest paid by the borrower at the default rate. PSIG also purchases distressed properties generally for much less than market value and repairs property for resell or rent. In addition, PSIG has three wholly owned subsidiaries, PSAG, PSRESG and Puget Sound Construction, Inc.

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, & REPORTS ON    8-K

EXHIBITS
The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference as noted.

Exhibit
Number            Exhibit                                              Page
--------------------------------------------------------------------------------
 2        Plan of acquisition, reorganization, arrangement,
          liquidation, or succession*
--------------------------------------------------------------------------------
 3        Articles of incorporation, by-laws*
--------------------------------------------------------------------------------
 4        Instruments defining the rights of security holders,
          including indentures*
--------------------------------------------------------------------------------
 9        Voting Trust agreement*
--------------------------------------------------------------------------------
 10       Material contracts*
--------------------------------------------------------------------------------
 11       Statement recomputation of per share earnings*
--------------------------------------------------------------------------------
 12       Statement recomputation of ratios*
--------------------------------------------------------------------------------
 13       Annual report to security holders, Form 10-Q or quarterly
          report to security holders*
--------------------------------------------------------------------------------
 16       Letter change in certifying accountant*
--------------------------------------------------------------------------------
 18       Letter change in accounting principles*
--------------------------------------------------------------------------------
 21       Subsidiaries of the registrant*
--------------------------------------------------------------------------------
 22       Published report regarding matters submitted to vote of
          security holders*
--------------------------------------------------------------------------------
 23       Counsel of experts and counsel*
--------------------------------------------------------------------------------
 24       Power of Attorney*
--------------------------------------------------------------------------------
 27       Financial Data Schedule*
--------------------------------------------------------------------------------
 28       Information from reports furnished to state insurance
          regulatory authorities*
--------------------------------------------------------------------------------
 99       Additional exhibits
--------------------------------------------------------------------------------
* Items denoted by an asterisk have either been omitted or are not applicable.

REPORTS ON FORM 8-K
The company did not file any reports on Form 8-K in the fourth quarter of 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




 /s/ Gerald C. Vanhook                                       March 19, 1997
------------------------------------                        --------------------
Gerald C. Vanhook, President                                Date


 /s/ Melvin Johnson, Jr.                                     March 19, 1997
------------------------------------                        --------------------
Melvin Johnson, Jr. Vice-President                          Date


 /s/ Lorrie Vanhook                                          March 19, 1997
------------------------------------                        --------------------
Lorrie Vanhook, Secretary                                   Date

 /s/ Debbie Little                                           March 19, 1997
------------------------------------                        --------------------
Debbie Little, Asst. Vice-President                         Date