Form 10-Q
period 1997-03-31
CLS FINANCIAL SERVICES INC
filed 1997-05-14
CIK 932795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1997
                                    --------------------------------------------


                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    --------------------

Commission File Number:  33-85864-LA
                       ---------------------------------------------------------

                          CLS FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

WASHINGTON                                  91-1478196
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4720 200th St. SW, Suite 200, Lynnwood, WA 98036
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(425) 744-0386
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                          CLS Financial Services, Inc.
                          Quarterly Report on Form 10-Q
                       For the period ended March 31, 1997


Part I                                                                      Page

     Item 1:   Financial Statements                                           3

     Item 2:   Managements Discussion & Analysis of
               Financial Condition & Result of Operation                     11


Part II

     Item 1:   Legal Proceedings                                             13

     Item 2:   Change in Securities                                          13

     Item 3:   Defaults upon Senior Securities                               13

     Item 4:   Submission of Matters to a Vote of Security
               Holders                                                       13

     Item 5:   Other Information                                             13

     Item 6:   Exhibits & Reports on Form 8-K                                13

                          CLS FINANCIAL SERVICES, INC.
                                  BALANCE SHEET
                             MARCH 31, 1997 AND 1996

                                                           1997          1996
ASSETS                                                     ----          ----
Cash                                                  $   173,833   $   135,484
Cash - trust account                                       38,227        18,083
Accrued commission receivable                               9,141         9,634
Accrued interest receivable                                72,646        23,013
Loans receivable -  (note 4)                            2,568,736     3,325,910
Loans receivable - related party (note 8)                 895,924        20,899
Less allowance for loan losses                            (45,639)      (49,149)
Real estate held for sale                                 754,301       678,726
Prepaid expenses                                           19,538         6,515
Other receivables                                          28,095         3,605
Investments (note 2)                                       43,740        46,484
Office furniture and equipment                            206,523       202,698
Less accumulated depreciation                            (119,124)      (93,117)
                                                      -----------   -----------

     Total Assets                                     $ 4,645,941   $ 4,328,785
                                                      -----------   -----------
                                                      -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                           21,212        36,035
Accrued wages and benefits                                 21,048         5,784
Trust account payable                                      38,227        18,083
Unfunded loan liabilities (note 5)                              -       441,942
Accrued interest payable                                   41,120        37,118
Accrued federal income tax                                      -         2,500
Loans payable (note 6)                                  3,273,698     2,668,971
Loan payable related party                                196,287       568,405
Line of credit                                            295,000       100,000
Deferred federal income tax                                15,121        16,148
Deferred revenue                                          189,000             -
                                                      -----------   -----------

     Total Liabilities                                  4,090,713     3,894,986
                                                      -----------   -----------

STOCKHOLDERS' EQUITY
Common stock, no par value, 500 shares                     10,000        10,000
Common stock, no par value, nonvoting                     180,467       180,467
Retained earnings                                         394,622       317,242
Net income (loss)                                         (29,861)      (73,910)
                                                      -----------   -----------

     Total Stockholders' Equity                           555,228       433,799
                                                      -----------   -----------

     Total Liabilities & Stockholders' Equity         $ 4,645,941   $ 4,328,785
                                                      -----------   -----------
                                                      -----------   -----------


                                    UNAUDITED

                          CLS FINANCIAL SERVICES, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS
                             MARCH 31, 1997 AND 1996

                                                           1997          1996
REVENUES                                                   ----          ----
Loan fees                                             $   109,968   $   155,468
Interest on loans                                         150,024       173,874
Loan servicing and application fees                        48,010        21,825
Other income                                                    -             -
                                                      -----------   -----------

                                                          308,002       351,167

OPERATING EXPENSES
Wage and payroll taxes                                    136,944       196,019
Commissions and referrals                                  23,226        26,025
Interest expense                                           98,162       101,145
Warehouse lending fee                                       5,815         4,903
Advertising                                                13,412         8,258
Rent                                                       18,783        18,254
Telephone and utilities                                     3,785         4,853
Office expense                                              8,804         8,667
License and taxes                                           1,656           208
Postage                                                     1,192           806
Printing                                                      218           859
Credit and title fees                                       5,211         4,419
Professional fees                                           1,480        18,806
Travel, entertainment, promotion                            1,819         1,498
Janitorial and maintenance                                  1,869         1,198
Fringe benefits                                             8,191        22,912
Depreciation and amortization                               6,000         6,000
Training and other operating costs                          1,296           247
                                                      -----------   -----------
      Total operating costs                               337,863       425,077

INCOME (LOSS) FROM OPERATIONS                             (29,861)      (73,910)
OTHER INCOME (EXPENSE)                                          -             -
                                                      -----------   -----------

NET INCOME BEFORE PROVISION FOR
FEDERAL INCOME TAX                                        (29,861)      (73,910)
PROVISION FOR FEDERAL INCOME TAX                                -             -
                                                      -----------   -----------
NET INCOME (LOSS)                                         (29,861)      (73,910)

RETAINED EARNINGS, beginning of year                      394,622       317,242
                                                      -----------   -----------

RETAINED EARNINGS,  ending                            $   364,761   $   243,332
                                                      -----------   -----------
                                                      -----------   -----------


                                    UNAUDITED

                          CLS FINANCIAL SERVICES, INC.
                             STATEMENT OF CASH FLOWS
                                 MARCH 31, 1997
                                                                         1997
                                                                         ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                                                    $  (29,681)
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization                                             6,000
Allowance for loan losses                                                     -
Deferred income taxes                                                         -
Decrease (increase) in accounts receivable                               (7,756)
Decrease (increase) in interest receivable                               (5,939)
Decrease (increase) in prepaid expenses                                  (7,885)
Increase (decrease) in accounts payable                                   4,774
Increase (decrease) in accrued wages and benefits                       (18,809)
Increase (decrease) in other payables                                   (11,959)
Decrease (increase) in other receivables                                (28,095)
Decrease (increase) in related party receivable                        (895,924)
                                                                     ----------

NET CASH PROVIDED (USED) BY OPERATIONS                                 (965,593)
                                                                     ----------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                       (3,448)
Increase (decrease) in related party loans                              118,738
Decrease (increase) in loans receivable                                 454,507
Decrease (increase) in real estate held for sale                        (18,313)
Increase (decrease) in loans payable                                    287,037
Increase (decrease) in debentures payable                                (2,967)
Increase (decrease) in unfunded loan liabilities                        (79,879)
Purchase of investments                                                  (6,728)
Increase (decrease) in line of credit                                   145,000
Increase (decrease) in deferred revenue                                 189,000
Increase (decrease) in retained earnings                                      -
Increase (decrease) in stock issued                                           -
                                                                     ----------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                      1,082,947
                                                                     ----------

NET INCREASE (DECREASE) IN CASH                                          87,673

CASH BALANCE - BEGINNING OF PERIOD                                       86,160
                                                                     ----------

CASH BALANCE - END OF PERIOD                                         $  173,833
                                                                     ----------
                                                                     ----------


                                    UNAUDITED

                             CLS FINANCIAL SERVICES
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                                 MARCH 31, 1997

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

                             CLS FINANCIAL SERVICES
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                                 MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D.
TRUST ACCOUNT
The Company holds money in trust for real estate transactions in process. The amount held is shown as a current asset and current liability on the balance sheet. $38,227 and $18,083 were held in trust at March 31, 1997 and March 31, 1996.

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

NOTE 2 - INVESTMENTS
Short term investments consist of marketable securities and are at the lower of cost or market value.

NOTE 3 - COMMITMENTS
The Company leases office space under terms of an operating lease. Future years lease payments under the lease are as follows:

               March 31, 1998           $113,820
               March 31, 1999            104,335
                                        --------
                                        $218,155
                                        --------
                                        --------

                             CLS FINANCIAL SERVICES
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                                 March 31, 1997


NOTE 4 - LOANS RECEIVABLE
Principal payments over the next five years are as follows:

               March 31, 1998             $   312,531
               March 31, 1999               1,776,689
               March 31, 2000                 153,135
               March 31, 2001                 221,300
               March 31, 2002                 105,081
                                         ------------
                                         $  2,568,736
                                         ------------
                                         ------------

Types of real and other property securing loan receivable at March 31, 1997 are as follows:

Single Family Residential                $    241,291
Multi Family Residential                        9,163
Commercial Property                         1,931,726
Undeveloped Land                              380,671
Automobile                                      5,885
                                         ------------
                                         $  2,568,736
                                         ------------
                                         ------------


Security positions on loans receivable are as follows:

First lien position                      $  2,393,588
Second lien position                          160,148
Other                                          15,000
                                         ------------
                                         $  2,568,736
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

Upon completion of the condition the Company funds the remaining portion of the loans from its line of credit or funds available from the sale of debt securities. At March 31, 1997 and 1996 the balance of unfunded loan liabilities were $0 and $441,942 respectively.

                             CLS FINANCIAL SERVICES
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                                 March 31, 1997


NOTE 6 - LOANS PAYABLE AND DEBENTURES PAYABLE
Loans payable and debenture payable are made up of amounts due to investors with varying terms. Obligations on these loans and debentures are classified as short or long term based upon their maturity dates.

Principal payments on loans and debenture payable are as follows:

          March 31, 1998                 $  1,507,346
          March 31, 1999                      313,668
          March 31, 2000                      624,919
          March 31, 2001                       91,688
          March 31, 2002                      736,077
                                         ------------
                                         $  3,273,698
                                         ------------
                                         ------------

The company is registered as a securities broker dealer with the State of Washington. As of March 31, 1997 the Company has issued $3,468,862 in debenture certificates under this program. Of this total $3,127,004 in debenture certificates are outstanding at March 31, 1997.

NOTE 7 - LINE OF CREDIT
The Company has a $400,000 line of credit. The Company pays $1,800 per month in addition to 12% interest on funds borrowed. At March 31, 1997 the amount owing on this line of credit is $195,000. The Company also has a $100,000 line of credit with US Bank. The interest rate is prime plus 2% on borrowed. At
March 31, 1997 the amount due on this line is $100,000.

NOTE 8 - RELATED PARTY TRANSACTIONS
The Stockholders of the Company also own 100% of the stock in Puget Sound Investment Group, Inc. (PSIG), Puget Sound Appraisal Group, Inc. (PSAG), Puget Sound Real Estate Services Group, Inc. (PSREG), and Puget Sound Construction of Washington, Inc. (PSCW). The Stockholders and PSIG also own 100% partnership units of PSIG - ONE LP.

                             CLS FINANCIAL SERVICES
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                                 March 31, 1997


NOTE 8 - RELATED PARTY TRANSACTIONS CONT'D.
PSIG assumes the payment obligations on real estate loans which have gone into foreclosure. Once a loan has gone into foreclosure the loan interest escalates and PSIG will collect the higher interest upon disposition of the property. These loans are retained by the Company and no revenues are recorded until the loan balance has been paid.

The Company and PSIG lends funds to each other to meet short term working capital needs. At March 31, 1997 the Company owes PSIG $196,287. PSIG is charged rent by the Company for office space. For the three months ended March 31, 1997 the Company has charged PSIG $1,837.50 for rent.

PSAG provides appraisal services for loans originated by the Company. PSAG is charged rent by the Company for office space. For the three months ended
March 30, 1997 the Company has charged PSAG $1,650 for rent.

PSREG provides real estate closing services for loans originated by the Company. For the three months ending March 31, 1997 the Company has charged PSREG $ 5,775 for rent.

PSCW provides residential repair on properties owned by the affiliate PSIG. For the three months ending March 31, 1997 the Company has charged PSCW $825 for rent.

NOTE 9 - COMMON STOCK
As of March 31, 1997 Common Stock consists of the following:

Class One - Common Stock
No Par Value, 500 shares
Authorized and outstanding                        $ 10,000

Class Two - Common Stock
$1,000 Par Value, 2,500 shares
authorized and outstanding 180 1/2 shares         $180,500
                                             -------------

Total Common Stock issued and outstanding         $190,500
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

PART I
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PLAN OF OPERATION AND LIQUIDITY

The sale of debenture investments combined with principal payments on loan receivable provide the source of funds to invest in loans receivable. For the three months ended March 31, 1997 sale of debenture under the SB-2 registration approved May 3, 1996 were $786,077. The company has no nonearning assets at this time primarily due to a major emphasis on collection policies by management. Available liquidity will dictate the volume of loan purchases that may be acquired by the Company.

The interest received on loans and funding fees provide the funds necessary to pay the expenses and interest due to investors on debenture purchases. The company manages it's cash by reselling the loans to other investors in order to recapture the original debenture investment which will in turn be used again to fund other loans. The company expects to continue the present cash management procedures for the foreseeable future.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Historically, the first quarter of each year is the least profitable. The quarter ended March 31, 1997 also reflects a current loss of $29,601. However, with the reduction of many expenses this is an improvement over last year first quarter end by approximately $44,000. Set forth below are the key results from operation for quarter ended March 31, 1997 and March 31, 1996.

1.   THE COMPANY MET IT'S OBLIGATION TO THE INVESTORS FOR QUARTER ENDED
     MARCH 31, 1997 AND MARCH 31, 1996.
The company strives to be investor oriented, servicing the investor is of utmost importance, timely payments to the investor is a standard operating procedure, all investors received interest and/or principal payments as agreed. The company's principle performance objective is to provide a annual increase in net income.

2. THE SALE OF DEBENTURE INVESTMENTS AND LOAN RECEIVABLE TO INVESTORS PROVIDE THE FUNDS NECESSARY TO FUND MORE LOANS.
Total loans receivable (including related party) increased by 4%, as a direct result of the sale of debenture investments and loans receivable. Management expects this trend to continue with the subsequent sale of more debentures and loans receivable. Management expects loan growth to increase to 10% over 1997.

3.   REVENUES DECREASE.
Total revenues for the quarter ended March 31, 1997 were $308,002 a decrease of 12% over quarter end March 31, 1996. Management expects the loss in revenue to quickly end, as a major focus has been placed on revenue generation, (i.e. hiring more sales staff, etc.)

4.   TYPE OF PROPERTY SECURING LOANS RECEIVABLE HAVE CHANGED.
As of March 31, 1997, 94 % of loans receivable portfolio were secured by a first lien on real property. Management projects that a continued high percentage of loan will be secured in this manner.

5. ALLOWANCE FOR LOAN LOSSES DECREASED 1% FOR THE THREE MONTHS ENDED MARCH 31, 1997.
Actual losses charged against the allowance for periods ending March 31, 1997 and March 31, 1996 were 0 and 0 respectively. Management reviews each delinquent loan receivable and real estate property held for sale to determine if a specific provision in the allowance for losses is needed. Management uses a systematic approach to evaluate the need for general allowances based upon portfolio performance, industry trends, economic conditions, and historical trends.

6. TOTAL EXPENSES DECREASED BY 20% FOR THE THREE MONTHS ENDED MARCH 31, 1997. Total expenses ending March 31, 1997 decreased by $87,144 from March 31, 1996. This was largely due to decreases in salaries and employer taxes.

RETURN ON ASSETS, EQUITY, AND EQUITY TO ASSETS RATIO
The following net returns were realized during the three months ended March 31, 1997 and March 31, 1996.
                                                     Three months ended March 31
                                                         1997           1996
                                                         ----           ----
Return on assets
(net income divided by average total assets)         -.67%         -1.88%
Return on equity
(net income divided by average equity)              -8.39%        -29.76%
Equity to assets
(average equity divided by average assets)           7.93%          6.31%

PLAN OF OPERATION THROUGHOUT THE YEAR.
The company is committed to continue to offer debentures and loan receivable for sale to the public for the foreseeable future. Management expects loan growth through the sale of these items to increase conservatively by 10%.

The company expects to repay the debenture investments as they mature with maturing loans receivable that are tied exclusively to this debenture offering notes.

The company has been able to invest primarily all available funds through loans receivable. The company expects to continue to acquire similar loans in the future. Loan purchases will be limited by available liquidity as discussed in "Plan of Operation and Liquidity".

The company actively pursues delinquent accounts and immediately sells any foreclosed property thus having no nonearning receivables. Managements strategy and policy has been to retain loans with a loan to value ratio of no more than 65%. Every effort is made to assure profitability even in the event of a foreclosure sale.

The company forecasts a stable demand for it's services in the foreseeable future, evidenced by the daily loan inquiries, portfolio performance, subsequent loans booked after March 31, 1997 and the attractive real estate market in which the company services.

UNCERTAINTIES
The principle competition for investors' funds due to change in market rates may result in investors choosing to change their portfolios when it comes to loan receivable purchases. This does not affect the debenture securities because they are for a preset period of time.

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

None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5    OTHER INFORMATION

None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number         Exhibit

27             Financial Data Schedule


The company did not file any reports on Form 8-K in the first quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS FINANCIAL SERVICE, INC
Registrant





/s/ Gerald C. Vanhook                             5/13/97
--------------------------------------            -----------------------------
Gerald C. Vanhook, President                      Date