Form 10-Q
period 1997-06-30
CLS FINANCIAL SERVICES INC
filed 1997-08-08
CIK 932795

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
-----------------------------------------------------------------------
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ---------     ---------------------------
Commission File Number:              33-85864-LA
------------------------------------------------------------------------
                              CLS FINANCIAL SERVICES, INC
------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)
 WASHINGTON                                                 91-1478196
------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)
 4720 200th St SW, Suite 200, Lynnwood, WA 98036
------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)
         (425) 744-0386
------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                /X/Yes  / /No

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                      / /Yes  / /No

                       APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            CLS Financial Services, Inc
                            Quarterly Report on Form 10-Q
                          For the period ended June 30, 1997


Part I

                                                                         Page
   Item 1:        Financial Statements                                     3

   Item 2:        Managements Discussion & Analysis of Financial Condition &
                  Result of Operation                                     12


Part II

   Item 1:        Legal Proceedings                                       14

   Item 2:        Change in Securities                                    14

   Item 3:        Defaults upon Senior Securities                          14



   Item 4:        Submission of Matters to a Vote of Security Holders     14

   Item 5:        Other Information                                        14



   Item 6:        Exhibits & Reports on Form 8-K                          14


   Item 7:        Financial Data Schedule                                 16

                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEET
                            JUNE 30, 1997 AND 1996

                                                     1997           1996
ASSETS                                               ----           ----
Cash                                                  $363,906       $139,675
Cash - trust account                                     5,781         39,481
Accrued commission receivable                           15,072         18,777
Accrued interest receivable                             42,796         27,090
Loans receivable -  (note 4)                         2,300,476      3,227,072
Loans receivable - related party (note 8)            2,593,734        136,284
Less allowance for loan losses                         (45,639)       (49,149)
Real estate held for sale                              766,859        685,275
Prepaid expenses                                        21,785         13,327
Other receivables                                       37,843              -
Investments (note 2)                                    47,099         38,523
Office furniture and equipment                         209,620        202,698
Less accumulated depreciation                         (125,124)       (99,117)
                                                      ---------      ---------
     Total Assets                                   $6,234,208     $4,379,936
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                        22,267         35,616
Accrued wages and benefits                              22,119         26,405
Trust account payable                                    5,781         39,481
Unfunded loan liabilities (note 5)                           -        283,940
Accrued interest payable                                32,399         36,079
Accrued federal income tax                                   -              -
Loans payable (note 6)                               4,015,559      2,677,240
Loan payable related party                             504,556        726,049
Line of credit                                               -              -
Deferred federal income tax                              9,463         25,888
Deferred revenue                                             -              -
                                                      --------      ---------
     Total Liabilities                               4,612,144      3,850,698
                                                     ---------      ---------

STOCKHOLDERS' EQUITY
Common stock, no par value, 500 shares                  10,000         10,000
Common stock, no par value, nonvoting                1,180,467        180,467
Retained earnings                                      394,622        317,242
Net income (loss)                                       36,975         21,529
                                                     ---------       --------

     Total Stockholders' Equity                      1,622,064        529,238
                                                    ----------      ---------
     Total Liabilities & Stockholders' Equity       $6,234,208     $4,379,936
                                                     ========       ========

                         CLS FINANCIAL SERVICES, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS
                            JUNE 30, 1997 AND 1996

                                                     1997           1996
REVENUES                                             ----           ----
Loan fees                                          $387,516        $344,701
Interest on loans                                   213,172         344,548
Loan servicing and application fees                 175,625          17,105
Other income                                            -            16,864
                                                    -------         -------
                                                    776,313        723,218

OPERATING EXPENSES
Wage and payroll taxes                              300,298        279,813
Commissions and referrals                            50,673         34,491
Interest expense                                    217,510        205,576
Warehouse lending fee                                 4,879              -
Advertising                                          22,380         22,423
Rent                                                 37,467         36,920
Telephone and utilities                               8,489          8,824
Office expense                                       29,149         11,286
License and taxes                                     1,637          3,784
Postage                                               1,803          1,978
Printing                                              1,800          1,945
Credit and title fees                                 8,219          7,912
Professional fees                                     5,357         22,676
Travel, entertainment, promotion                      4,770          1,865
Janitorial and maintenance                            3,640          2,563
Fringe benefits                                      18,386         40,682
Depreciation and amortization                        12,000         12,000
Training and other operating costs                    5,089          4,051
                                                     -------        -------
     Total operating costs                          733,546        698,789

INCOME (LOSS) FROM OPERATIONS                        42,767         24,429
OTHER INCOME (EXPENSE)                                   -              -
                                                     -------        -------

NET INCOME BEFORE PROVISION FOR
FEDERAL INCOME TAX                                      -              -
PROVISION FOR FEDERAL INCOME TAX                      5,792          2,900
                                                     ------         ------
NET INCOME (LOSS)                                    36,975         21,529

RETAINED EARNINGS, beginning of year                394,622        317,242
                                                    --------       --------
RETAINED EARNINGS, ending                          $431,597       $338,771
                                                    =======        =======


                          CLS FINANCIAL SERVICES, INC.
                           STATEMENT OF CASH FLOWS
                            JUNE 30, 1997 AND 1996

                                                     1997           1996
                                                     ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                                  $36,975        $21,529
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization                       12,000         12,000
Allowance for loan losses                               -              -
Deferred income taxes                               (6,680)          7,240
Decrease (increase) in accounts receivable               0           6,044
Decrease (increase) in interest receivable          23,911          (1,585)
Decrease (increase) in prepaid expenses            (10,132)         (7,869)
Increase (decrease) in accounts payable              5,829           4,847
Increase (decrease) in accrued wages and benefits  (17,738)         22,474
Increase (decrease) in other payables              (22,625)         (4,923)
Decrease (increase) in other receivables           (51,529)              -
Decrease (increase) in related party receivable (2,593,734)       (136,824)
                                               -----------         ---------

NET CASH PROVIDED (USED) BY OPERATIONS          (2,623,723)        (77,067)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                  (6,545)         (4,184)
Increase (decrease) in related party loans         427,007         (29,111)
Decrease (increase) in loans receivable            722,937         518,869
Decrease (increase) in real estate held for sale   (30,871)        (14,947)
Increase (decrease) in loans payable             1,028,898              -
Increase (decrease) in debentures payable                -          62,040
Increase (decrease) in unfunded loan liabilities   (79,879)       (252,457)
Purchase of investments                            (10,078)        (17,350)
Increase (decrease) in line of credit             (150,000)        (80,000)
Increase (decrease) in deferred revenue                  -              -
Increase (decrease) in retained earnings                 -              -
Increase (decrease) in stock issued              1,000,000              -
                                                ----------            --------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES 2,901,469          182,860
                                                ----------          --------

NET INCREASE (DECREASE) IN CASH                    277,746          106,353

CASH BALANCE - BEGINNING OF PERIOD                  86,160           33,322
                                                 --------           -------

CASH BALANCE - END OF PERIOD                      $363,906         $139,675
                                                  =======           =======


                              CLS FINANCIAL SERVICES
                            NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                                  June 30, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES OPERATIONS
CLS FINANCIAL SERVICES, INC. is incorporated under the laws of the State of Washington. The Company's primary business purpose is to engage in the brokerage of loans and the purchase and sale of real estate contracts, mortgages and deeds of trust. The company is also registered with the State of Washington to sell securities involving mortgages, trust deeds and real estate contracts.

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

                              CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                                  June 30, 1997


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

NOTE 2 - INVESTMENTS
Short term investments consist of marketable securities and are at the lower of cost or market value.

NOTE 3 - COMMITMENTS
The Company leases office space under terms of an operating lease. Future years lease payments under the lease are as follows:

          June 30, 1998            $113,820
          June 30, 1999              75,880
                                   -------
                                   $189,700
                                   =======

                              CLS FINANCIAL SERVICES
                            NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                                  June 30,1997

NOTE 4 - LOANS RECEIVABLE
Principal payments over the next five years are as follows:

     June  30, 1998         $      118,642
     June  30, 1999              1,661,000
     June  30, 2000                  6,403
     June  30, 2001                192,100
     June  30, 2002                157,691
     June  30, 2003                164,640
                                  ---------
                            $    2,300,476
                                 =========

Types of real and other property securing loan receivable at June 30, 1997 are as follows:
                                                     1997           1996
                                                     ----           ----
Single Family Residential                    $     524,359  $    967,975
Multi Family Residential                                 0       146,404
Commercial Property                              1,635,036       164,224
Undeveloped Land                                   136,220     1,939,667
Automobile                                           4,861         8,802
                                                 ---------      ---------
                                             $   2,300,476  $  3,227,072
                                                 =========     =========

Security positions on loans receivable are as follows:
                                         1997                  1996
                                         ----                  ----
First lien position              $     2,140,328    $     3,007,617
Second lien position                     160,148            164,217
Other                                          -             55,238
                                       ---------          ----------
                                 $     2,300,476        $ 3,227,072
                                       =========          =========
A concentration of credit exists as substantially all of the loans are secured by real property in the State of Washington.

NOTE 5 - UNFUNDED LOAN LIABILITIES
The unfunded loan liabilities account represents the unfunded portion of loans which are generally payable to a third party contractor upon certification of completion of construction or other condition.

Upon completion of the condition the Company funds the remaining portion of the loans from its line of credit or funds available from the sale of debt securities. At June 30, 1997 and 1996 the balance of unfunded loan liabilities were $0 and $283,940 respectively.

                              CLS FINANCIAL SERVICES
                            NOTES TO FINANCIAL STATEMENTS
                                  UNAUDITED
                                June  30, 1997


NOTE 6 - LOANS PAYABLE AND DEBENTURES PAYABLE
Loans payable and debenture payable are made up of amounts due to investors with varying terms. Obligations on these loans and debentures are classified as short or long term based upon their maturity dates.

Principal payments on loans and debenture payable are as follows:

     June  30, 1998             $                1,507,346
     June  30, 1999                                313,668
     June  30, 2000                                624,919
     June  30, 2001                                 91,688
     June  30, 2002                                736,077
     June  30, 2003                                 86,438
                                                 ---------
                                $                4,015,559
                                                 =========


The company is registered as a securities broker dealer with the State of Washington. As of June 30, 1997 the Company has issued $4,268,762 in debenture certificates under this program. Of this total $3,889,391 in debenture certificates are outstanding at June 30, 1997.

NOTE 7 - LINE OF CREDIT
The Company has a $400,000 line of credit. The Company pays $1,800 per month in addition to 12% interest on funds borrowed. At June 30,1997 the amount owing on this line of credit is $00. The Company also has a $100,000 line of credit with US Bank. The interest rate is prime plus 2% on borrowed. At June 30, 1997 the amount due on this line is $00.

NOTE 8 - RELATED PARTY TRANSACTIONS
The Stockholders of the Company also own 100% of the stock in Puget Sound Investment Group, Inc. (PSIG), Puget Sound Appraisal Group, Inc. (PSAG), Puget Sound Real Estate Services Group, Inc. (PSRESG), and Puget Sound Construction of Washington, Inc. (PSCW). The Stockholders and PSIG also own 100% partnership units of PSIG - ONE LP.

                              CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                                 June  30, 1997


NOTE 8 - RELATED PARTY TRANSACTIONS cont'd.
PSIG assumes the payment obligations on real estate loans which have gone into foreclosure. Once a loan has gone into foreclosure the loan interest escalates and PSIG will collect the higher interest upon disposition of the property. These loans are retained by the Company and no revenues are recorded until the loan balance has been paid. The Company and PSIG lends funds to each other to meet short term working capital needs. At June 30, 1997 PSIG owes the company $2,285,100. PSIG is charged rent by the Company for office space. For the six months ended June 30, 1997 the Company has charged PSIG $3 675.00 for rent.

PSAG provides appraisal services for loans originated by the Company. PSAG is charged rent by the Company for office space. For the six months ended June 30, 1997 the Company has charged PSAG $3,300 for rent.

PSRESG provides real estate closing services for loans originated by the Company. For the six months ending June 30, 1997 the Company has charged PSRESG $11,550 for rent.

PSCW provides residential repair on properties owned by the affiliate PSIG. For the six months ending June 30, 1997 the Company has charged PSCW $1,650 for rent.

NOTE 9 - COMMON STOCK
As of June 30, 1997 Common Stock consists of the following:

Class One - Common Stock
No Par Value, 500 shares
Authorized and outstanding                   $     10,000

Class Two - Common Stock
$1,000 Par Value, 2,500 shares
authorized and outstanding 1180 1/2 shares      1,180,500
                                                 ---------

Total Common Stock issued and outstanding      $1,190,500
                                                =========


Class One common stock has non cumulative voting rights.

Class Two common stock has no voting rights or conversion privileges. Class Two shares have preference as to dividend distributions to the extent of 80% of dividend distributions paid and preference upon dissolution to the extent of book value attributable to Class Two capital contributions.

Part 1
Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
PLAN OF OPERATION AND LIQUIDITY
The sale of debenture investments combined with principal payments on loan receivable provide the source of funds to invest in loans receivable. For the six months ended June 30, 1997 sale of debentures under the SB-2 registration approved May 3, 1996 were $1,665,020. The company has no nonearning assets at this time primarily due to a major emphasis on collection policies by management. Available liquidity will dictate the volume of loan purchases that may be acquired by the Company.

The interest received on loans and funding fees provide the funds necessary to pay the expenses and interest due to investors on debenture purchases. The company manages its cash by reselling the loans to other investors in order to recapture the original debenture investment which will in turn be used again to fund other loans. The company expects to continue the present cash management procedures for the foreseeable future.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The quarter ended June 30, 1997 also reflects a net income of $36,975, an increase of $15,446 over last year's net income of the same period. Set forth below are the key results from operation for the quarter ended June 30, 1997 and June 30, 1996.

1. THE COMPANY MET ITS OBLIGATION TO THE INVESTORS FOR THE QUARTER ENDED JUNE 30, 1997 AND JUNE 30, 1996.
The company strives to be investor oriented, servicing the investor is of utmost importance, timely payments to the investor is a standard operating procedure, all investors received interest and/or principal payments as agreed.

2. THE SALE OF DEBENTURE INVESTMENTS AND LOAN RECEIVABLE TO INVESTORS PROVIDES THE FUNDS NECESSARY TO FUND MORE LOANS.
Total loans receivable (including related party) increased by 31%, as a direct result of the sale of debenture investments and loans receivable. Management expects this trend to continue with the subsequent sale of more debentures and loans receivable. Management expects loan growth to increase to 10% average over 1997.

3. REVENUES INCREASE
Total revenues for the quarter ended June 30, 1997 increased by $53,095, a 7% rise over quarter end June 30, 1996. A major focus has been placed on revenue generation (i.e. hiring more sales staff, etc.). The subsequent loan volume has increased by the direct focus on loan volume, both brokered and in-house lending. This is evidenced by the current loans in process since June 30, 1997. The company's principle performance objective is to provide an annual increase in net income.

4. TYPE OF PROPERTY SECURING LOANS RECEIVABLE HAS CHANGED.
As of June 30, 1997, 94% of loans receivable portfolio was secured by a first lien on real property. Management projects that a continued high percentage of loans will be secured in this manner.

5. ALLOWANCE FOR LOAN LOSSES DECREASED 1% FOR THE SIX MONTHS ENDED JUNE 30, 1997. Actual losses charged against the allowance for periods ending June 30, 1997 and June 30, 1996 were 0 and 0 respectively. Management reviews each delinquent loan receivable and real estate property held for sale to determine if a specific provision in the allowance for losses is needed. Management uses a systematic approach to evaluate the need for general allowances based upon portfolio performance, industry trends, economic conditions, and historical trends.

6. TOTAL EXPENSES INCREASED BY 5% FOR THE SIX MONTHS ENDED JUNE 30, 1997. Total expenses ending June 30, 1997 increased by $34,757 from June 30, 1996. This was largely due to increases in salaries and employer taxes relating to the increase in sales staff.

RETURN ON ASSETS, EQUITY, AND EQUITY TO ASSETS RATIO
The following net returns were realized during the six months ended June 30, 1997 and June 30, 1996.
Six months ended June 30                    1997               1996
Return on assets
(net income divided by average total asset)  .69%                .41%
Return on equity
(net income divided by average equity)      3.43%                .33%
Equity to assets
(average equity divided by average assets  40.53%               1.22%
PLAN OF OPERATION THROUGHOUT THE YEAR
The company is committed to continue to offer debentures and loan receivable for sale to the public for the foreseeable future. Management expects loan growth through the sale of these items to increase conservatively by 10%.
The company expects to repay the debenture investments as they mature with maturing loans receivable that are tied exclusively to this debenture offering notes.

The company has been able to invest primarily all available funds through loans receivable. The company expects to continue to acquire similar loans in the future. Loan purchases will be limited by available liquidity as discussed in "Plan of Operation and Liquidity". Some of the available funds for loan receivable have temporarily routed to a related party. This loan is scheduled to be repaid by December 31, 1997. The loan is directly tied to real estate owned and is secured by a 1st lien on these properties. The sale of these properties has already begun with subsequent sales in July. These sales will repay 33% of this loan receivable by 7/31/97. Other sales are promising as the market for these properties is very good.

The company actively pursues delinquent accounts and immediately sells any foreclosed property thus having no nonearning receivables. Management's strategy and policy has been to retain loans with a loan to value ratio of no more than 65%. Every effort is made to assure profitability even in the event of a foreclosure sale.

The company forecasts a stable demand for its services in the foreseeable future, evidenced by the daily loan inquiries, portfolio performance, subsequent loans booked after June 30, 1997 and the attractive real estate market in which the company services.

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

Part 2
Item 1    LEGAL PROCEEDINGS

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

None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5    OTHER INFORMATION

None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number    Exhibit

27        Financial Data Schedule


The company did not file any reports on Form 8-K in the second quarter of 1997.

                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS FINANCIAL SERVICES, INC
Registrant






/S/Gerald C. Vanhook                                    July 21,1997
----------------------------                            ------------
Gerald C. Vanhook, President                            Date