Form 10-Q
period 1997-09-30
CLS FINANCIAL SERVICES INC
filed 1997-11-10
CIK 932795

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
-----------------------------------------------------------------------
                                       or

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

                            CLS Financial Services, Inc
                            Quarterly Report on Form 10-Q
                       For the period ended September 30, 1997


Part I

                                                                         Page
   Item 1:        Financial Statements                                     4

   Item 2:        Managements Discussion & Analysis of Financial Condition &
                  Result of Operation                                     12


Part II

   Item 1:        Legal Proceedings                                       14

   Item 2:        Change in Securities                                    14

   Item 3:        Defaults upon Senior Securities                          14



   Item 4:        Submission of Matters to a Vote of Security Holders     14

   Item 5:        Other Information                                        14



   Item 6:        Exhibits & Reports on Form 8-K                          15


   Item 7:        Financial Data Schedule                                 16

                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEET
                        September 30, 1997 AND 1996

                                                        1997           1996
ASSETS                                                --------      ---------
Cash                                                  $ 46,134       $ 30,686
Cash - trust account                                    18,833         29,510
Accrued commission receivable                           37,539        119,278
Accrued interest receivable                             40,907         21,188
Loans receivable -  (note 4)                         2,534,196      2,233,478
Loans receivable - related party (note 8)            3,245,167        730,439
Less allowance for loan losses                         (45,639)       (49,149)
Real estate held for sale                              779,416        716,479
Prepaid expenses                                        17,836          8,810
Other receivables                                       38,177          7,705
Investments (note 2)                                    52,138         41,269
Office furniture and equipment                         210,978        203,076
Less accumulated depreciation                         (131,124)      (105,117)
                                                      ---------     ---------
     Total Assets                                   $6,844,558     $3,987,652
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                        15,577         13,920
Accrued wages and benefits                              20,101          5,211
Trust account payable                                   18,833         34,549
Unfunded loan liabilities (note 5)                           -              -
Accrued interest payable                                54,929         32,614
Accrued federal income tax                                   -         18,648
Loans payable (note 6)                               4,639,473      2,633,487
Loan payable related party                             480,795        437,739
Line of credit                                               -        175,000
Deferred federal income tax                              9,463              -
Deferred revenue                                             -              -
                                                      --------      ---------
     Total Liabilities                               5,239,171      3,351,168
                                                     ---------      ---------

STOCKHOLDERS' EQUITY
Common stock, no par value, 500 shares                  10,000         10,000
Common stock, no par value, nonvoting                1,180,467        180,467
Retained earnings                                      394,622        317,242
Net income (loss)                                       20,298        128,775
                                                     ---------       --------

     Total Stockholders' Equity                      1,605,387        636,484
                                                    ----------      ---------
     Total Liabilities & Stockholders' Equity       $6,844,558     $3,987,652
                                                     ========       ========

                         CLS FINANCIAL SERVICES, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS
                            September 30, 1997 AND 1996

                                                     1997           1996
REVENUES                                             ----           ----
Loan fees                                          $638,418        $610,110
Interest on loans                                   423,894         496,949
Loan servicing and application fees                 206,080          76,317
Other income                                            -            44,866
                                                    -------         -------
                                                  1,268,392       1,228,242

OPERATING EXPENSES
Wage and payroll taxes                              489,131        459,287
Commissions and referrals                            68,752         80,691
Interest expense                                    386,975        286,477
Warehouse lending fee                                11,778         11,290
Advertising                                          32,342         36,852
Rent                                                 55,762         55,702
Telephone and utilities                              11,809         12,894
Office expense                                       40,438         23,278
License and taxes                                     1,880          3,991
Postage                                               3,641          3,541
Printing                                              2,522          3,191
Credit and title fees                                18,202         13,837
Professional fees                                    41,676         23,372
Travel, entertainment, promotion                      6,020          3,473
Janitorial and maintenance                            5,480          3,919
Fringe benefits                                      35,959         51,408
Depreciation and amortization                        18,000         18,000
Training and other operating costs                    6,162          2,464
                                                     -------        -------
     Total operating costs                        1,236,529      1,093,667

INCOME (LOSS) FROM OPERATIONS                        31,863        134,575
OTHER INCOME (EXPENSE)                                   -              -
                                                     -------        -------

NET INCOME BEFORE PROVISION FOR
FEDERAL INCOME TAX                                      -              -
PROVISION FOR FEDERAL INCOME TAX                     11,565          5,800
                                                     ------         ------
NET INCOME (LOSS)                                    20,298        128,775

RETAINED EARNINGS, beginning of year                394,622        317,242
                                                    --------       --------
RETAINED EARNINGS, ending                          $414,920       $446,017
                                                    =======        =======


                          CLS FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                          September 30, 1997 AND 1996

                                                     1997           1996
                                                     ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                                  $20,298       $128,775
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization                       18,000         18,000
Allowance for loan losses                           30,675         30,675
Deferred income taxes                               (8,625)            -
Decrease (increase) in accounts receivable               0        (94,458)
Decrease (increase) in interest receivable          25,800          4,317
Decrease (increase) in prepaid expenses             (6,183)        (3,352)
Increase (decrease) in accounts payable               (861)       (15,120)
Increase (decrease) in accrued wages and benefits  (19,756)         1,280
Increase (decrease) in other payables               (1,580)        (8,388)
Decrease (increase) in other receivables           (74,331)        (7,705)
Decrease (increase) in related party receivable (3,245,167)      (580,439)
                                               -----------       ---------

NET CASH PROVIDED (USED) BY OPERATIONS          (3,258,300)      (526,415)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                  (7,903)        (4,562)
Increase (decrease) in related party loans         403,246       (317,421)
Decrease (increase) in loans receivable            458,542      1,330,059
Decrease (increase) in real estate held for sale   (43,428)       (46,151)
Increase (decrease) in loans payable             1,652,812         26,479
Increase (decrease) in debentures payable                -         (8,192)
Increase (decrease) in unfunded loan liabilities   (79,879)      (531,337)
Purchase of investments                            (15,116)       (20,096)
Increase (decrease) in line of credit             (150,000)       (95,000)
Increase (decrease) in deferred revenue                  -              -
Increase (decrease) in retained earnings                 -              -
Increase (decrease) in stock issued              1,000,000              -
                                                ----------         --------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES 3,218,274         523,779
                                                ----------         --------

NET INCREASE (DECREASE) IN CASH                    (40,026)         (2,636)

CASH BALANCE - BEGINNING OF PERIOD                  86,160           33,322
                                                   --------         -------

CASH BALANCE - END OF PERIOD                      $ 46,134         $ 30,686
                                                   =======          =======


                              CLS FINANCIAL SERVICES
                            NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                                September 30, 1997

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

                              CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                               September 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd.
TRUST ACCOUNT
The Company holds money in trust for real estate transactions in process. The amount held is shown as a current asset and current liability on the balance sheet. $18,833 and $29,510 were held in trust at Sept 30, 1997 and Sept 30, 1996.

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

NOTE 2 - INVESTMENTS
Short term investments consist of marketable securities and are at the lower of cost or market value.

NOTE 3 - COMMITMENTS
The Company leases office space under terms of an operating lease. Future years lease payments under the lease are as follows:

          Sept 30, 1998            $113,820
          Sept 30, 1999              47,425
                                   --------
                                   $161,245
                                   =======

                              CLS FINANCIAL SERVICES
                            NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                                September 30,1997

NOTE 4 - LOANS RECEIVABLE
Principal payments over the next five years are as follows:

     Sept  30, 1998         $    1,671,756
     Sept  30, 1999                429,580
     Sept  30, 2000                187,100
     Sept  30, 2001                104,500
     Sept  30, 2002                111,403
     Sept  30, 2003                 29,857
                                  ---------
                            $    2,534,196
                                 =========

Types of real and other property securing loan receivable at June 30, 1997 are as follows:
                                                     1997           1996
                                                     ----           ----
Single Family Residential                    $     189,316  $    890,747
Multi Family Residential                                 -        36,407
Commercial Property                              1,256,821       164,088
Undeveloped Land                                 1,074,021     1,133,483
Automobile                                          14,038         7,868
Unsecured                                                -           884
                                                 ---------      ---------
                                             $   2,534,196  $  2,233,477
                                                 =========     =========
Security positions on loans receivable are as follows:
                                         1997                  1996
                                         ----                  ----
First lien position              $     2,493,446        $ 2,080,299
Second lien position                      37,050            152,294
Other                                      3,700                884
                                       ---------          ----------
                                 $     2,534,196        $ 2,233,477
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

Upon completion of the condition the Company funds the remaining portion of the loans from its line of credit or funds available from the sale of debt securities. At Sept 30, 1997 and 1996 the balance of unfunded loan liabilities were $0 and $0 respectively.

                              CLS FINANCIAL SERVICES
                            NOTES TO FINANCIAL STATEMENTS
                                  UNAUDITED
                              September  30, 1997


NOTE 6 - LOANS PAYABLE AND DEBENTURES PAYABLE
Loans payable and debenture payable are made up of amounts due to investors with varying terms. Obligations on these loans and debentures are classified as short or long term based upon their maturity dates.

Principal payments on loans and debenture payable are as follows:

     Sept  30, 1998                          $     534,633
     Sept  30, 1999                                294,891
     Sept  30, 2000                                596,170
     Sept  30, 2001                                179,500
     Sept  30, 2002                              2,957,814
     Sept  30, 2003                                 76,465
                                                 ---------
                                             $   4,639,473
                                                 =========


The company is registered as a securities broker dealer with the State of Washington. As of Sept 30, 1997 the Company has issued $4,977,585 in debenture certificates under this program. Of this total $4,598,214 in debenture certificates are outstanding at Sept 30, 1997.

NOTE 7 - LINE OF CREDIT
The Company has a $650,000 line of credit. The Company pays $2,200 per month in addition to 12% interest on funds borrowed. At Sept 30,1997 the amount owing on this line of credit is $00. The Company also has a $100,000 line of credit with US Bank. The interest rate is prime plus 2% on borrowed. At Sept 30, 1997 the amount due on this line is $00.

NOTE 8 - RELATED PARTY TRANSACTIONS
The Stockholders of the Company also own 100% of the stock in Puget Sound Investment Group, Inc. (PSIG), Puget Sound Appraisal Group, Inc. (PSAG), Puget Sound Real Estate Services Group, Inc. (PSRESG), and Puget Sound Construction of Washington, Inc. (PSCW). The Stockholders and PSIG also own 100% partnership units of PSIG - ONE LP.

                              CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                               September  30, 1997


NOTE 8 - RELATED PARTY TRANSACTIONS cont'd.
PSIG assumes the payment obligations on real estate loans which have gone into foreclosure. Once a loan has gone into foreclosure the loan interest escalates and PSIG will collect the higher interest upon disposition of the property. These loans are retained by the Company and no revenues are recorded until the loan balance has been paid. The Company and PSIG lends funds to each other to meet short term working capital needs. At Sept 30, 1997 PSIG owes the company $3,245,167. PSIG is charged rent by the Company for office space. For the nine months ended Sept 30, 1997 the Company has charged PSIG $5,512.50 for rent.

PSAG provides appraisal services for loans originated by the Company. PSAG is charged rent by the Company for office space. For the nine months ended Sept 30, 1997 the Company has charged PSAG $4,950 for rent.

PSRESG provides real estate closing services for loans originated by the Company. For the nine months ending Sept 30, 1997 the Company has charged PSRESG $17,325 for rent.

PSCW provides residential repair on properties owned by the affiliate PSIG. For the nine months ending Sept 30, 1997 the Company has charged PSCW $2,475 for rent.

NOTE 9 - COMMON STOCK
As of Sept 30, 1997 Common Stock consists of the following:

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

Part 1
Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
PLAN OF OPERATION AND LIQUIDITY
The sale of debenture investments and the sale of previously held loans receivable to Investors, combined with principal payments on loan receivable provide the source of funds to invest in loans receivable. For the nine months ended Sept 30, 1997 sale of debentures under the SB-2 registration approved May 3, 1996 were $2,258,890. The company has no nonearning assets at this time primarily due to a major emphasis on collection policies by management. Available liquidity will dictate the volume of loan purchases that may be acquired by the Company.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The quarter ended Sept 30, 1997 also reflects a net income of $20,298. Set forth below are the key results from operation for the quarter ended Sept 30, 1997 and Sept 30, 1996.

1. THE COMPANY MET ITS OBLIGATION TO THE INVESTORS FOR THE QUARTER ENDED SEPT 30, 1997 AND SEPT 30, 1996.
The company strives to be investor oriented, servicing the investor is of utmost importance, timely payments to the investor is a standard operating procedure, all investors received interest and/or principal payments as agreed.

2. THE SALE OF DEBENTURE INVESTMENTS AND LOAN RECEIVABLE TO INVESTORS PROVIDES THE FUNDS NECESSARY TO FUND MORE LOANS.
Total loans receivable (including related party) increased by 48%, as a direct result of the sale of debenture investments and loans receivable. Management expects this trend to taper as the sale of this debenture offering is almost complete. However, the demand for loans receivable to purchase by investors continues to be very high. Management expects loan growth to increase to 10% average over 1997.

3. REVENUES INCREASE
Total revenues for the quarter ended Sept 30, 1997 increased by $40,105, a 3% rise over quarter end Sept 30, 1996. A major focus has been placed on revenue generation with the restructuring of the loan department including a dynamic sales manager. The subsequent loan volume has increased by the direct focus on loan volume, both brokered and in-house lending. This is evidenced by the current loans in process since Sept 30,1997. The fourth quarter for CLS Financial Services is projected to be the best quarter yet for loan revenue. The month of October has already proved to be the best month for loan revenue in the history of the company. The company's principle performance objective is to provide an annual increase in net income.

4. TYPE OF PROPERTY SECURING LOANS RECEIVABLE HAS CHANGED.
As of Sept 30, 1997, 99% of loans receivable portfolio was secured by a first lien on real property. Management projects that a continued high percentage of loans will be secured in this manner.


5. ALLOWANCE FOR LOAN LOSSES DECREASED 1% FOR THE NINE MONTHS ENDED SEPT 30, 1997. Actual losses charged against the allowance for periods ending Sept 30, 1997 and Sept 30, 1996 were 0 and 0 respectively. Management reviews each delinquent loan receivable and real estate property held for sale to determine if a specific provision in the allowance for losses is needed. Management uses a systematic approach to evaluate the need for general allowances based upon portfolio performance, industry trends, economic conditions, and historical trends.

6. TOTAL EXPENSES INCREASED BY 11% FOR THE NINE MONTHS ENDED SEPT 30, 1997. Total expenses ending Sept 30, 1997 increased by $142,862 from Sept 30, 1996. This was largely due to increases in salaries and employer taxes relating to the increase in sales staff and to interest expense which increased due to a larger investor base as the debentures have been sold.

RETURN ON ASSETS, EQUITY, AND EQUITY TO ASSETS RATIO
The following net returns were realized during the nine months ended Sept 30, 1997 and Sept 30, 1996.
                                             Nine months ended Sept 30,
                                              1997               1996
Return on assets
(net income divided by average total asset)  .37%               3.11%
Return on equity
(net income divided by average equity)      1.81%              23.70%
Equity to assets
(average equity divided by average assets  20.70%              13.12%
PLAN OF OPERATION THROUGHOUT THE YEAR
The company is committed to continue to offer debentures and loan receivable for sale to the public for the foreseeable future. Management expects loan growth through the sale of these items to increase conservatively by 10%.
The company expects to repay the debenture investments as they mature with maturing loans receivable that are tied exclusively to this debenture offering notes or to sell a complete loan to an investor as a mortgage broker dealer.

The company has been able to invest primarily all available funds through loans receivable. The company expects to continue to acquire similar loans in the future. Loan purchases will be limited by available liquidity as discussed in "Plan of Operation and Liquidity". Some of the available funds for loan receivable have temporarily routed to a related party. This loan is scheduled to be repaid by December 31, 1997. The loan is directly tied to real estate owned and is secured by a 1st lien on these properties. The sale of these properties has already begun with eight sales closed already. There are approximately five other pending sales. Other sales are promising as the market for these properties is very good.

The company actively pursues delinquent accounts and immediately sells any foreclosed property thus having no nonearning receivables. Management's strategy and policy has been to retain loans with a loan to value ratio of no more than 65%. Every effort is made to assure profitability even in the event of a foreclosure sale.

The company forecasts a stable demand for its services in the foreseeable future, evidenced by the daily loan inquiries, portfolio performance, subsequent loans closed after Sept 30, 1997 and the attractive real estate market in which the company services.

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