Form 10-K
period 1997-12-31
CLS FINANCIAL SERVICES INC
filed 1998-03-30
CIK 932795

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
-----------------------------------------------------------------------
                                       or

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


      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

                     CLS FINANCIAL SERVICES, INC.
       ANNUAL REPORT OF FORM 10-K FOR THE FISCAL YEAR ENDED
                        DECEMBER 31, 1997

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

The company has originated loans as set forth below:
-----------------------------------------------------------------------------
YEAR TOTAL LOAN ORIGINATIONS  LOANS BROKERED & SOLD    COMPANY LOAN PORTFOLIO
-----------------------------------------------------------------------------
1992    $11,713,731.00          $11,693,249.00               $20,482.00
1993    $12,891,423.00          $11,087,813.00            $1,803,610.00
1994    $22,919,838.00          $20,374,002.00            $2,545,836.00
1995    $19,868,765.00          $16,202,907.00            $3,665,858.00
1996    $20,962,033.00          $17,969,295.00            $2,992,738.00
1997    $15,253,345.00          $12,766,411.00            $2,486,934.00

The company has generated revenue as set forth below:
-----------------------------------------------------------------------------
                       1995              1996                 1997
-----------------------------------------------------------------------------
GROSS REVENUE     $1,778,366.00     $1,652,870.00       $1,730,865.00
OPERATING EXPENSE   $735,032.00       $764,622.00       $1,001,622.00
SALARY EXPENSE      $918,347.00       $798,868.00         $698,294.00
NET INCOME          $124,987.00        $89,380.00          $30,949.00
The company has been profitable since its inception.

Security
As of December 31, 1997 and December 31, 1996, 98% and 98%, respectively, of the loans in the portfolio were secured by first liens on real property. Management expects this trend to continue. See Note 4, Notes to Financial Statements.

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

ITEM 2    DESCRIPTION OF PROPERTY

The companys principle investment objective is to acquire a portfolio of real estate collateralized loans at 2-4% over the cost of capital. In order to do so the company must acquire loans in which the borrowers are considered a high risk. These loans are generally secured by a first lien position on real estate located in the Western Washington area. The majority of the loans are in the $50,000-$100,000 range bearing interest between 12% to 18%.
Types of real property securing loans as of December 31, 1997 are set forth below:
SINGLE FAMILY RESIDENCES      $476,682.00
COMMERCIAL PROPERTY           $441,987.00
RAW LAND                    $1,558,600.00
OTHER                           $9,665.00
TOTAL LOAN RECEIVABLE       $2,486,934.00

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

ITEM 6    SELECTED FINANCIAL DATA

YEAR            1993          1994        1995        1996        1997
REVENUE          $1,199,670    $1,829,962  $1,778,366  $1,652,870 $1,730,865
INCOME (LOSS)
OPERATIONS       $   44,841    $   80,945  $  114,691  $   88,805   $ 31,188
TOTAL ASSETS     $2,099,950    $3,620,832  $4,607,563  $4,016,609 $7,905,735
LONG TERM
OBLIGATIONS      $1,505,117    $2,187,066  $1,369,822  $1,111,168 $5,115,992

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

Capital Resources
Interest received on loans funded and servicing fees provide the funds for expenses and interest due to investors on debenture purchases. Principle on loans receivable due will provide the funds to repay the debenture payable. The loan receivable are tied specifically to these debenture payables with similar maturity dates of 24 to 26 months. There are no other significant commitments for capital expenditures as of December 31, 1997.

Results of Operations
The company remains profitable and has been since inception. In 1997, 1996, 1995, 1994 and 1993 the company originated 15.3, 20.9, 19.9, 22.9, 12.8 million dollars in loans respectively. The companys revenues from operations were 1.7, 1.7, 1.8, 1.8,and 1.2 million dollars in 1997, 1996, 1995, 1994,
1993 respectively. The company increased its retained earnings to $417,371 as compared to 1996 retained earnings in the amount of $394,621. Revenues remained stable in 1997 at $1,730,865. Expenses from operations increased to 1,699 677 from 1,663,677 in 1996. This is due to an increase in interest expense from the additional debentures sold in 1997. The company has not identified any market trend that would negatively affect the profitability of the company through 1998.

Property Value Trends
There are no known or predicted property value downward trend, it is an expectation that property values will continue to increase in the Puget Sound area. Subsequently, industry reports that value of property in the western Washington area has increased already in 1998 by 4-5%.

The Company met its Obligations to the Investors for year ending December 31, 1996 and 1995.
The company met its obligations to all investors for fiscal year ending December 31, 1997 and 1996. The company's principle performance objective is to meet all obligations in a timely manner and to provide an annual increase in retained earnings. The company receives interest payments from loans receivable sufficient to pay investor interest. The company relies on the ability to sell loans receivable to generate the necessary cash to pay principle to the investor. Whenever possible loan receivable maturity dates are scheduled to correspond with the maturity date of the debenture.

Return on Asset, Equity, and Equity to Assets Ratio
The following net returns were realized during the years ended December 31, 1997 and 1996.
Year Ended December 31,                                1997      1996
Return on Assets (net income/avg total assets)           .38%       1.79%
Return on Equity (net income/avg equity)                2.80%       14.16%
Equity to Assets (avg equity/avg total assets)         13.62%       12.67%
Plan of Operation
The company is committed to offer debentures and loan receivable for sale to investors for the foreseeable future. Management expects loan growth to increase through the sale of these items by 10%. Recently, more effort has been placed on the loan department to obtain A & B type loans to sell to brokers which will generate more income based on the volume alone.

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

The company forecasts a stable demand for its services in the foreseeable future, evidenced by the daily loan inquiries, portfolio performance, external predications and subsequent loans funded after December 31, 1997.

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

ITEM 8      FINANCIAL STATEMENTS

            Index to Financial Statements as of December 31, 1997

                                                                   Page
Independent Auditors Statement                                      9

Balance Sheet                                                      10

Statement of Income and Retained Earnings                          11

Statement of Cash Flows                                            12

Notes to Financial Statements                                   13-17

                                (LETTERHEAD)

To the Stockholders
CLS Financial Services, Inc
Lynnwood, Washington


We have audited the accompanying balance sheets of CLS Financial Services, Inc. as of December 31, 1997 and 1996, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and aidnificant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLS Financial Services, Inc. as of December 31, 1997 and 1996, and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Nelson, Watson, & Erickson, LLP

February 26, 1998

                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEET
                        December 31, 1997 AND 1996

                                                        1997           1996
ASSETS                                                --------      ---------
Cash                                                  $ 39,504       $ 86,160
Cash - trust account                                    12,213          9,970
Accrued commission receivable                           27,834          1,385
Accrued interest receivable                             39,050         66,707
Loans receivable -  (note 4)                         2,486,934      2,992,738
Loans receivable - related party (note 8)            3,700,546              -
Less allowance for loan losses                         (14,964)       (14,964)
Real estate held for sale                              797,730        735,988
Prepaid expenses                                        20,080         11,653
Other receivables                                      103,221              -
Investments (note 2)                                     6,713         37,021
Land/New Building                                      600,897              -
Office furniture and equipment                         219,663        203,075
Less accumulated depreciation                         (133,686)      (113,124)
                                                      ---------     ---------
     Total Assets                                   $7,905,735     $4,016,609
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                        24,795         16,438
Accrued wages and benefits                              39,080         39,857
Trust account payable                                   12,213          9,970
Unfunded loan liabilities (note 5)                           -         79,879
Accrued interest payable                                50,264         39,079
Accrued federal income tax                                   -         14,000
Loans payable (note 6)                               5,318,214      2,986,661
Loan payable related party                             244,123         77,549
Line of credit                                               -        150,000
Deferred federal income tax                             17,413         18,088
Other payables                                           1,795              -
Note payable land purchase                             590,000              -
                                                      --------      ---------
     Total Liabilities                               6,297,897      3,431,521
                                                     ---------      ---------
STOCKHOLDERS' EQUITY
Common stock, no par value, 500 shares                  10,000         10,000
Common stock, no par value, nonvoting                1,180,467        180,467
Retained earnings                                      394,622        317,242
Net income (loss)                                       22,749         77,380
                                                     ---------       --------
     Total Stockholders' Equity                      1,607,838        585,088
                                                    ----------      ---------
     Total Liabilities & Stockholders' Equity       $7,905,735     $4,016,609
                                                     ========       ========

The accompanying notes are an integral part of these statements.

                         CLS FINANCIAL SERVICES, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS
                            December 31, 1997 AND 1996

                                                     1997           1996
REVENUES                                             ----           ----
Loan fees                                          $839,720        $926,106
Interest on loans                                   757,094         700,938
Loan servicing and application fees                 133,706          18,119
Other income                                            345           7,707
                                                    -------         -------
                                                  1,730,865       1,652,870

OPERATING EXPENSES
Wage and payroll taxes                              698,294        798,868
Commissions and referrals                           100,056              -
Interest expense                                    570,688        395,577
Provision for loan losses                                 -         (3,510)
Advertising                                          42,889         57,787
Rent                                                 76,744         74,611
Telephone and utilities                              16,117         17,115
Office expense                                       45,246         15,474
License and taxes                                     3,583         21,764
Postage                                               4,905          4,601
Printing                                              3,908          4,317
Credit and title fees                                21,793          2,706
Professional fees                                    23,137         23,371
Travel, entertainment, promotion                      6,444          2,875
Janitorial and maintenance                            5,942         10,139
Fringe benefits                                      48,639         83,891
Depreciation and amortization                        25,099         26,007
Training and other operating costs                    6,193         28,472
                                                     -------        -------
     Total operating costs                        1,699,677      1,564,065

INCOME (LOSS) FROM OPERATIONS                        31,188         88,805
OTHER INCOME (EXPENSE)                                 (239)           575
                                                     -------        -------
NET INCOME BEFORE PROVISION FOR
FEDERAL INCOME TAX                                      -              -
PROVISION FOR FEDERAL INCOME TAX                      8,200         12,000
                                                     ------         ------
NET INCOME (LOSS)                                    22,749         77,380

RETAINED EARNINGS, beginning of year                394,622        317,241
                                                    --------       --------
RETAINED EARNINGS, ending                          $417,371       $394,621
                                                    =======        =======

The accompanying notes are an integral part of these statements.

                          CLS FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                          December 31, 1997 AND 1996

                                                     1997           1996
                                                     ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                                  $22,749       $ 77,380
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization                       25,099         26,007
Loss on sale of equipment                            1,239              -
Allowance for loan losses                                          (3,510)
Deferred income taxes                                 (675)         1,940
Decrease (increase) in commissions receivable      (26,449)        23,435
Decrease (increase) in interest receivable          27,657        (41,202)
Decrease (increase) in prepaid expenses             (8,427)        (6,195)
Increase (decrease) in accounts payable              8,357        (12,602)
Increase (decrease) in accrued wages and benefits     (777)        35,926
Increase (decrease) in other payables              (12,205)        11,500
Decrease (increase) in other receivables          (103,221)             -
Increase (decrease) in interest payable             11,185         (1,923)
                                               -----------       ---------
NET CASH PROVIDED (USED) BY OPERATIONS             (55,468)       110,756

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                (623,260)        (4,561)
Increase (decrease) in related party loans      (3,533,972)      (677,611)
Decrease (increase) in loans receivable            505,804        720,799
Decrease (increase) in real estate held for sale   (61,742)       (65,660)
Increase (decrease) in loans payable             2,921,553        371,461
Increase (decrease) in unfunded loan liabilities   (79,879)      (456,498)
Purchase of investments                             30,308        (15,848)
Increase (decrease) in line of credit             (150,000)        70,000
Increase (decrease) in deferred revenue                  -              -
Increase (decrease) in retained earnings                 -              -
Increase (decrease) in stock issued              1,000,000              -
                                                ----------         --------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES     8,812         (57,918)
                                                ----------         --------

NET INCREASE (DECREASE) IN CASH                     86,160          52,838

CASH BALANCE - BEGINNING OF PERIOD                 (46,656)         33,322
                                                   --------         -------

CASH BALANCE - END OF PERIOD                      $ 39,504         $ 86,160
                                                   =======          =======


The accompanying notes are an integral part of these statements.

                              CLS FINANCIAL SERVICES
                            NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                                December 31, 1997

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

                              CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                               December 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd.
TRUST ACCOUNT
The Company holds money in trust for real estate transactions in process. The amount held is shown as a current asset and current liability on the balance sheet. $12,213 and $ 9,970 were held in trust at Dec. 31, 1997 and Dec. 31, 1996.

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

USE 0F ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustment applied to estimated amounts are recognized in the year which such adjustments are determined.

NOTE 2 - INVESTMENTS
Short term investments consist of marketable securities and are at the lower of cost or market value.

                              CLS FINANCIAL SERVICES
                          NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1997


NOTE 3 - COMMITMENTS
The Company leases office space under terms of an operating lease. Future years lease payments under the lease are as follows:

          Dec. 31, 1998            $113,820
          Dec. 31, 1999              18,970
                                   --------
                                   $132,790
                                   =======


NOTE 4 - LOANS RECEIVABLE
Principal payments over the next five years are as follows:

     Dec  31, 1998         $     1,044,896
     Dec  31, 1999               1,269,422
     Dec  31, 2000                  71,484
     Dec  31, 2001                  30,384
     Dec  31, 2002                  42,106
     Dec  31, 2003                  29,707
                                  ---------
                            $    2,486,934
                                 =========

Types of real and other property securing loan receivable at Dec 31, 1997 and Dec 31, 1996 are as follows:
                                                     1997           1996
                                                     ----           ----
Single Family Residential                    $     476,682  $    725,587
Multi Family Residential                                 -             -
Commercial Property                                441,987        20,800
Undeveloped Land                                 1,558,600     2,239,459
Automobile                                           9,665         6,892
Unsecured                                                -             -
                                                 ---------      ---------
                                             $   2,486,934  $  2,992,738
                                                 =========     =========
Security positions on loans receivable are as follows:
                                         1997                  1996
                                         ----                  ----
First lien position              $     2,436,426        $ 2,928,502
Second lien position                      50,508             64,236
Other                                          -                  -
                                       ---------          ----------
                                 $     2,486,934        $ 2,992,738
                                       =========          =========
A concentration of credit exists as substantially all of the loans are secured by real property in the State of Washington.

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATMENTS
                               DECEMBER 31, 1997
NOTE 5 - UNFUNDED LOAN LIABILITIES
The unfunded loan liabilities account represents the unfunded portion of loans which are generally payable to a third party contractor upon certification of completion of construction or other condition.

Upon completion of the condition the Company funds the remaining portion of the loans from its line of credit or funds available from the sale of debt securities. At Dec. 31, 1997 and 1996 the balance of unfunded loan liabilities were $0 and $79,879 respectively.

NOTE 6 - LOANS PAYABLE AND DEBENTURES PAYABLE
Loans payable and debenture payable are made up of amounts due to investors with varying terms. Obligations on these loans and debentures are classified as short or long term based upon their maturity dates.

Principal payments on loans and debenture payable are as follows:

     Dec.  31, 1998                          $     202,222
     Dec.  31, 1999                                500,003
     Dec.  31, 2000                                837,483
     Dec.  31, 2001                                888,144
     Dec.  31, 2002                              2,790,362
     Dec.  31, 2003                                100,000
                                                 ---------
                                             $   5,318,214
                                                 =========


The company is registered as a securities broker dealer with the State of Washington. As of Dec. 31, 1997 the Company has issued $5,150,000 in debenture certificates under this program. Of this total $5,082,688 in debenture certificates are outstanding at Dec. 31, 1997.

NOTE 7 - LINE OF CREDIT
The Company has a $650,000 line of credit. The Company pays $2,200 per month in addition to 12% interest on funds borrowed. At Dec. 31, 1997 the amount owing on this line of credit is $00. The Company also has a $100,000 line of credit with US Bank. The interest rate is prime plus 2% on borrowed. At Dec. 31, 1997 the amount due on this line is $00.

NOTE 8 - RELATED PARTY TRANSACTIONS
The Stockholders of the Company also own 100% of the stock in Puget Sound Investment Group, Inc. (PSIG), Puget Sound Appraisal Group, Inc. (PSAG), Puget Sound Real Estate Services Group, Inc. (PSRESG), and Puget Sound Construction of Washington, Inc. (PSCW). The Stockholders and PSIG also own 100% partnership units of PSIG - ONE LP.

                              CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                               December  31, 1997


NOTE 8 - RELATED PARTY TRANSACTIONS cont'd.
PSIG assumes the payment obligations on real estate loans which have gone into foreclosure. Once a loan has gone into foreclosure the loan interest escalates and PSIG will collect the higher interest upon disposition of the property. These loans are retained by the Company and no revenues are recorded until the loan balance has been paid. The Company and PSIG lends funds to each other to meet short term working capital needs. At Dec. 31, 1997 PSIG owes the company $3,700,546. PSIG is charged rent by the Company for office space. For the twelve months ended Dec 31, 1997 the Company has charged PSIG $7,350.00 for rent.

PSAG provides appraisal services for loans originated by the Company. PSAG is charged rent by the Company for office space. For the twelve months ended Dec. 31, 1997 the Company has charged PSAG $6,600 for rent.

PSRESG provides real estate closing services for loans originated by the Company. For the twelve months ending Dec. 31, 1997 the Company has charged PSRESG $23,100 for rent.

PSCW provides residential repair on properties owned by the affiliate PSIG. For the twelve months ending Dec 31, 1997 the Company has charged PSCW $3,300 for rent.

NOTE 9 - COMMON STOCK
As of Dec 31, 1997 Common Stock consists of the following:

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

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE
None

                             PART III

ITEM 10    DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT.
The following are the officers of the company:
       Name            Age      Title                  Address
-----------------------------------------------------------------------------
Gerald C. Vanhook     49      President               Mill Creek, WA
Lorrie Vanhook        51      Secretary               Mill Creek, WA
Melvin  Johnson, Jr   40      Vice President          Edmonds, WA
Debbie Little         40      Asst Vice President     Lynnwood, WA

1) Gerald C. Vanhook, (Jerry, 49) is and has been the President of the company since its inception in 1990. Prior to that, he worked for CLS Mortgage, Inc., in Spokane from February 1984 until November 1989, in which he was responsible for acquiring and selling similar securities. He has been employed in several management positions with Consumer Financial Companies, Mortgage Banks, and Credit Unions since 1969.

2) Lorrie Vanhook, (Lorrie, 51) is and has been the corporate
Secretary/Treasurer and is the Department Manager for loan processing. She joined the company in July of 1990, and performed duties as a loan officer. She is the wife of Jerry Vanhook. She has been employed in a variety of positions with GTE over the past 20 years.

3) Melvin Johnson, Jr., (Mel, 40) is and has been the Loan Officer/Investment Officer since joining the company in April of 1989. He became a stockholder and Vice-President on March 1, 1994. He has been employed in a variety of banking positions with First Interstate Bank from 1981-1989. He graduated with a degree in Education from Central Washington University in 1980.

4) Debbie Little, (Debbie, 40) is and has been employed as the Office Manager. She joined the company in February of 1993. She became Assistant Vice President of Operations on October 1, 1996. She is not a stockholder. She has been employed as a Field Supervisors with ITT Financial Services. She graduated from Willamette University with a degree in Public Policy and Speech in 1980.

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

ITEM 11   EXECUTIVE COMPENSATION

Summary Compensation Table
      A           B               C                 D             E
Name & Position     Year           Salary           Bonus      Other Salary
------------------------------------------------------------------------------
Gerald Vanhook      1995          $150,264.17         0             0
President           1996           154,152.00         0             0
                    1997           154,152.00         0             0
------------------------------------------------------------------------------
Lorrie Vanhook      1995            82,335.33         0             0
Secretary           1996            46,155.00         0             0
                    1997            52,152.00         0             0
------------------------------------------------------------------------------
Melvin Johnson      1995           147,619.65         0             0
Vice-President      1996           154,152.00         0             0
                    1997           154,152.00         0             0
------------------------------------------------------------------------------
Debbie Little       1995            41,748.84         0             0
Asst. Vice Pres.    1996            44,654.50         0             0
                    1997            44,400.00         0             0
------------------------------------------------------------------------------


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

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships
The role of Puget Sound Real Estate Services Group (referred to as "PSRESG") is to close the Company loans and to service loans. The amount of closing fees paid to PSRESG in 1997 was 158,123.00 as compared to 1996 at 109,477.06. PSRESG also collects the late fees associated with the loans, late fees collected in 1997 were 31,437.00. PSRESG also handles miscellaneous litigation for all companies has needed.

The role of Puget Sound Appraisal Group (referred to as "PSAG") is to appraise some of the properties or at minimum review and conduct a visual inspection of the property if appraised by a third party. PSAG also has began to conduct appraisals for outside mortgage companies, in 1997 PSAG appraisal fees were 82,187.00 compared to 1996 of 70,895.00. PSAG's operations are limited to appraisal services only.

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

Exhibit
Number            Exhibit                                              Page

2      Plan of acquisition, reorganization, arrangement, liquidation, or succession*
3      Articles of incorporation, by-laws*
4      Instruments defining the rights of security holders, including indentures*
9      Voting Trust agreement*
10     Material contracts*
11     Statement recomputation of per share earnings*
12     Statement recomputation of ratios*
13 Annual report to security holders, Form 10-Q or quarterly report to security holders*
16     Letter change in certifying accountant*
18     Letter change in accounting principles*
21     Subsidiaries of the registrant*
22     Published report regarding matters submitted to vote of security holders*
23     Counsel of experts and counsel*
24     Power of Attorney*
27     Financial Data Schedule                                            24
28     Information from reports furnished to state insurance regulatory authorities*
99     Additional exhibits
* Items denoted by an asterisk have either been omitted or are not applicable.

Reports on Form 8-K
The company did not file any reports on Form 8-K in the fourth quarter of 1997.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





_______________________________________                 ___________________
Gerald C. Vanhook, President                              Date




_______________________________________                 _____________________
Melvin Johnson, Jr. Vice-President                        Date




_______________________________________                 _____________________
Lorrie Vanhook, Secretary                                 Date




_______________________________________                 _____________________
Debbie Little, Asst. Vice-President                       Date