Form 10-Q
period 1998-03-31
CLS FINANCIAL SERVICES INC
filed 1998-05-15
CIK 932795

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
-----------------------------------------------------------------------
                                       or

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

                            CLS Financial Services, Inc
                            Quarterly Report on Form 10-Q
                       For the period ended March 31, 1998


Part I

                                                                         Page
   Item 1:        Financial Statements                                     4

   Item 2:        Managements Discussion & Analysis of Financial Condition &
                  Result of Operation                                     12


Part II

   Item 1:        Legal Proceedings                                       14

   Item 2:        Change in Securities                                    14

   Item 3:        Defaults upon Senior Securities                          14



   Item 4:        Submission of Matters to a Vote of Security Holders     14

   Item 5:        Other Information                                        14



   Item 6:        Exhibits & Reports on Form 8-K                          15


   Item 7:        Financial Data Schedule                                 16

                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEET
                            March 31, 1998 AND 1997

                                                        1998           1997
ASSETS                                                --------      ---------
Cash                                                  $ 17,651       $173,833
Cash - trust account                                    39,276         38,227
Accrued commission receivable                           88,327          9,141
Accrued interest receivable                             41,570         72,646
Loans receivable -  (note 4)                         2,764,554      2,568,736
Loans receivable - related party (note 8)            3,932,558        895,924
Less allowance for loan losses                         (45,639)       (45,639)
Real estate held for sale                              604,642        754,301
Prepaid expenses                                        43,239         19,538
Other receivables                                       99,032         28,095
Investments (note 2)                                    59,003         43,740
Office furniture and equipment                         262,941        206,523
Less accumulated depreciation                         (139,686)      (119,124)
                                                      ---------     ---------
     Total Assets                                   $7,767,468     $4,645,941
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                        14,330         21,212
Accrued wages and benefits                              23,968         21,048
Trust account payable                                   39,276         38,227
Unfunded loan liabilities (note 5)                      49,636              -
Accrued interest payable                                     -         41,120
Accrued federal income tax                                   -              -
Loans payable (note 6)                               6,151,764      3,273,698
Loan payable related party                                   -        196,287
Line of credit                                          40,000        295,000
Deferred federal income tax                             17,413         15,121
Deferred revenue                                             -        189,000
                                                      --------      ---------
     Total Liabilities                               6,336,387      4,090,713
                                                     ---------      ---------

STOCKHOLDERS' EQUITY
Common stock, no par value, 500 shares                  10,000         10,000
Common stock, no par value, nonvoting                1,000,000        180,467
Retained earnings                                      417,371        394,622
Net income (loss)                                        3,710        (29,861)
                                                     ---------       --------

     Total Stockholders' Equity                      1,431,081        555,228
                                                    ----------      ---------
     Total Liabilities & Stockholders' Equity       $7,767,468     $4,645,941
                                                     ========       ========

                         CLS FINANCIAL SERVICES, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS
                               March 31, 1998 AND 1997

                                                     1998           1997
REVENUES                                             ----           ----
Loan fees                                          $188,100        $109,968
Interest on loans                                   184,198         150,024
Loan servicing and application fees                  93,097          48,010
Other income                                            -                 -
                                                    -------         -------
                                                    465,395         308,002

OPERATING EXPENSES
Wage and payroll taxes                              201,812        136,944
Commissions and referrals                            41,473         23,226
Interest expense                                    123,140         98,162
Warehouse lending fee                                 7,053          5,815
Advertising                                          19,788         13,412
Rent                                                 14,715         18,783
Telephone and utilities                               2,944          3,785
Office expense                                        8,809          8,804
License and taxes                                       768          1,656
Postage                                               1,893          1,192
Printing                                                516            218
Credit and title fees                                 6,614          5,211
Professional fees                                     3,018          1,480
Travel, entertainment, promotion                      2,304          1,819
Janitorial and maintenance                            1,492          1,869
Fringe benefits                                      16,440          8,191
Depreciation and amortization                         6,000          6,000
Training and other operating costs                    2,906          1,296
                                                     -------        -------
     Total operating costs                          461,685        337,863

INCOME (LOSS) FROM OPERATIONS                         3,710        (29,861)
OTHER INCOME (EXPENSE)                                   -               -
                                                     -------        -------

NET INCOME BEFORE PROVISION FOR
FEDERAL INCOME TAX                                        -              -
PROVISION FOR FEDERAL INCOME TAX                          -              -
                                                     ------         ------
NET INCOME (LOSS)                                     3,710        (29,861)

RETAINED EARNINGS, beginning of year                417,371        394,622
                                                    --------       --------
RETAINED EARNINGS, ending                          $421,081       $364,761
                                                    =======        =======


                          CLS FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                              March 31, 1998 AND 1997

                                                     1998           1997
                                                     ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                                   $3,710       $(29,681)
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization                        6,000          6,000
Allowance for loan losses                           30,675             -
Deferred income taxes                                    -             -
Decrease (increase) in accounts receivable        (110,757)        (7,756)
Decrease (increase) in interest receivable          (2,520)        (5,939)
Decrease (increase) in prepaid expenses            (23,159)        (7,885)
Increase (decrease) in accounts payable            (10,465)         4,774
Increase (decrease) in accrued wages and benefits  (15,112)       (18,809)
Increase (decrease) in other payables               (1,795)       (11,959)
Decrease (increase) in other receivables             4,189        (28,095)
Decrease (increase) in related party receivable   (232,012)      (895,924)
                                               -----------       ---------

NET CASH PROVIDED (USED) BY OPERATIONS           ( 351,246)      (965,593)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                 (47,023)        (3,448)
Increase (decrease) in related party loans        (244,123)       118,738
Decrease (increase) in loans receivable           (277,620)       454,507
Decrease (increase) in real estate held for sale   797,730        (18,313)
Increase (decrease) in loans payable               243,550        287,037
Increase (decrease) in debentures payable                -         (2,967)
Increase (decrease) in unfunded loan liabilities    49,636        (79,879)
Purchase of investments                            (52,290)        (6,728)
Increase (decrease) in line of credit               40,000        145,000
Increase (decrease) in deferred revenue                  -        189,000
Increase (decrease) in retained earnings
Increase (decrease) in stock issued               (180,467)             -
                                                ----------       ----------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES   329,393       1,082,947
                                                ----------       ----------

NET INCREASE (DECREASE) IN CASH                    (21,853)         87,673

CASH BALANCE - BEGINNING OF PERIOD                  39,504          86,160
                                                   --------         -------

CASH BALANCE - END OF PERIOD                      $ 17,651         $173,833
                                                   =======          =======


                              CLS FINANCIAL SERVICES
                            NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                                March 31, 1998

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

                              CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                                 March 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd.
TRUST ACCOUNT
The Company holds money in trust for real estate transactions in process. The amount held is shown as a current asset and current liability on the balance sheet. $39,276 and $38,227 were held in trust at Mar 31, 1998 and Mar 31, 1997.

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

NOTE 2 - INVESTMENTS
Short term investments consist of marketable securities and are at the lower of cost or market value.

NOTE 3 - COMMITMENTS
The Company leases office space under terms of an operating lease. Future years lease payments under the lease are as follows:

          Mar  31, 1999            $113,820
                                   --------
                                   $113,820
                                   =======

                              CLS FINANCIAL SERVICES
                            NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                                  March 31, 1998

NOTE 4 - LOANS RECEIVABLE
Principal payments over the next five years are as follows:

     Mar   31, 1999         $    2,244,711
     Mar   31, 2000                366,001
     Mar   31, 2001                 42,284
     Mar   31, 2002                  9,124
     Mar   31, 2003                 72,881
     Mar   31, 2004                 29,553
                                  ---------
                            $    2,764,554
                                 =========

Types of real and other property securing loan receivable at Mar 31, 1998 are as follows:
                                                     1998           1997
                                                     ----           ----
Single Family Residential                    $     457,239  $    524,359
Multi Family Residential                                 -             -
Commercial Property                                440,958     1,635,036
Undeveloped Land                                 1,857,076       136,220
Automobile                                           9,281         4,861
Unsecured                                                -             -
                                                 ---------      ---------
                                             $   2,764,554  $  2,300,476
                                                 =========     =========
Security positions on loans receivable are as follows:
                                         1998                  1997
                                         ----                  ----
First lien position              $     2,681,886        $ 2,140,328
Second lien position                      82,668            160,148
Other                                          -                  -
                                       ---------          ----------
                                 $     2,764,554        $ 2,300,476
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

Upon completion of the condition the Company funds the remaining portion of the loans from its line of credit or funds available from the sale of debt securities. At Mar 31, 1998 and 1997 the balance of unfunded loan liabilities were $49,636 and $0 respectively.

                              CLS FINANCIAL SERVICES
                            NOTES TO FINANCIAL STATEMENTS
                                  UNAUDITED
                                 March  31, 1998

NOTE 6 - LOANS PAYABLE AND DEBENTURES PAYABLE
Loans payable and debenture payable are made up of amounts due to investors with varying terms. Obligations on these loans and debentures are classified as short or long term based upon their maturity dates.

Principal payments on loans and debenture payable are as follows:

     Mar  31, 1999                          $     210,264
     Mar  31, 2000                                847,044
     Mar  31, 2001                                441,072
     Mar  31, 2002                              1,405,285
     Mar  31, 2003                              2,640,600
     Mar  31, 2004                                607,498
                                                 ---------
                                             $  6,151,763
                                                 =========


The company is registered as a securities broker dealer with the State of Washington. As of Mar 31, 1998 the Company has issued $5,150,000 in debenture certificates under this program. Of this total $4,770,729 in debenture certificates are outstanding at Mar 31, 1998.

NOTE 7 - LINE OF CREDIT
The Company has a $650,000 line of credit. The Company pays $2,200 per month in addition to 12% interest on funds borrowed. At Mar 31,1998 the amount owing on this line of credit is $00. The Company also has a $150,000 line of credit with US Bank. The interest rate is prime plus 2% on borrowed. At Mar 31, 1998 the amount due on this line is $40,000.

NOTE 8 - RELATED PARTY TRANSACTIONS
The Stockholders of the Company also own 100% of the stock in Puget Sound Investment Group, Inc. (PSIG), Puget Sound Appraisal Group, Inc. (PSAG), Puget Sound Real Estate Services Group, Inc. (PSRESG), and Puget Sound Construction of Washington, Inc. (PSCW). The Stockholders and PSIG also own 100% partnership units of PSIG - ONE LP.

                              CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                                  March  31, 1998

NOTE 8 - RELATED PARTY TRANSACTIONS cont'd.
PSIG assumes the payment obligations on real estate loans which have gone into foreclosure. Once a loan has gone into foreclosure the loan interest escalates and PSIG will collect the higher interest upon disposition of the property. These loans are retained by the Company and no revenues are recorded until the loan balance has been paid. The Company and PSIG lends funds to each other to meet short term working capital needs. At Mar 31, 1998 PSIG owes the company $3,589,212. PSIG is charged rent by the Company for office space. For the three months ended Mar 31, 1998 the Company has charged PSIG $1,837.50 for rent.

PSAG provides appraisal services for loans originated by the Company. PSAG is charged rent by the Company for office space. For the three months ended Mar 31, 1998 the Company has charged PSAG $1,650 for rent.

PSRESG provides real estate closing services for loans originated by the Company. For the three months ending Mar 31, 1998 the Company has charged PSRESG $5,775 for rent.

PSCW provides residential repair on properties owned by the affiliate PSIG. For the three months ending Mar 31, 1998 the Company has charged PSCW $825 for rent.

NOTE 9 - COMMON STOCK
As of Mar 31, 1998 Common Stock consists of the following:

Class One - Common Stock
No Par Value, 500 shares
Authorized and outstanding                   $     10,000

Class Two - Common Stock
$1,000 Par Value, 2,500 shares
authorized and outstanding 1000 shares          1,000,000
                                                 ---------

Total Common Stock issued and outstanding      $1,010,000
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

Part 1
Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
PLAN OF OPERATION AND LIQUIDITY
The sale of debenture investments and the sale of previously held loans receivable to Investors, combined with principal payments on loan receivable provide the source of funds to invest in loans receivable. For the three months ended Mar 31, 1998 sale of debentures including accrued interest under the SB-2 registration approved May 3, 1996 were $2,645,327. The company has no nonearning assets at this time primarily due to a major emphasis on collection policies by management. Available liquidity will dictate the volume of loan purchases that may be acquired by the Company.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The quarter ended Mar 31, 1998 also reflects a net income of $3,710. Set forth below are the key results from operation for the quarter ended Mar 31, 1998 and Mar 31, 1997.

1. THE COMPANY MET ITS OBLIGATION TO THE INVESTORS FOR THE QUARTER ENDED MAR 31, 1998 AND MAR 31, 1997.
The company strives to be investor oriented, servicing the investor is of utmost importance, timely payments to the investor is a standard operating procedure, all investors received interest and/or principal payments as agreed.

2. THE SALE OF DEBENTURE INVESTMENTS AND LOAN RECEIVABLE TO INVESTORS PROVIDES THE FUNDS NECESSARY TO FUND MORE LOANS.
Total loans receivable (including related party) increased by 49%, as a direct result of the sale of debenture investments and loans receivable. Management expects this trend to taper as the sale of this debenture offering is almost complete. However, the demand for loans receivable to purchase by investors continues to be very high. Management expects loan growth to increase to 5% for in house funding, but up to 15% in brokered loans funded.

3. REVENUES INCREASE
Total revenues for the quarter ended Mar 31, 1998 increased by $157,393, a 34% rise over quarter end Mar 31, 1997. A major focus has been placed on revenue generation with the restructuring of the loan department including a dynamic sales manager. The subsequent loan volume has increased by the direct focus on loan volume, both brokered and in-house lending. This is evidenced by the current loans in process since Mar 31,1998. The second quarter for CLS Financial Services is projected to be the best quarter yet for loan revenue. The month of April has already proved to be the best month for loan revenue in the history of the company and May is due to surpass this. The company's principle performance objective is to provide an annual increase in net income.

4. TYPE OF PROPERTY SECURING LOANS RECEIVABLE HAS CHANGED.
As of Mar 31, 1998, 99% of loans receivable portfolio was secured by a first lien on real property. Management projects that a continued high percentage of loans will be secured in this manner.


5. ALLOWANCE FOR LOAN LOSSES REMAINED THE SAME FOR THE THREE MONTHS ENDED MAR 31, 1998 AND 1997. Actual losses charged against the allowance for periods ending Mar 31,1998 and Mar 31, 1997 were 0 and 0 respectively. Management reviews each delinquent loan receivable and real estate property held for sale to determine if a specific provision in the allowance for losses is needed. Management uses a systematic approach to evaluate the need for general allowances based upon portfolio performance, industry trends, economic conditions, and historical trends.

6. TOTAL EXPENSES INCREASED BY 27% FOR THE THREE MONTHS ENDED MAR 31, 1998. Total expenses ending Mar 31, 1998 increased by $123,824 from Mar 31, 1997. This was largely due to increases in salaries and employer taxes relating to the increase in sales staff and to interest expense which increased due to a larger investor base as the debentures have been sold.

RETURN ON ASSETS, EQUITY, AND EQUITY TO ASSETS RATIO
The following net returns were realized during the three months ended Mar 31, 1998 and Mar 31, 1997.
                                             Three months ended Mar 31,
                                              1998               1997
Return on assets
(net income divided by average total asset)  .06%               -.67%
Return on equity
(net income divided by average equity)       .95%              -8.39%
Equity to assets
(average equity divided by average assets   6.28%               7.93%
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

The company has been able to invest primarily all available funds through loans receivable. The company expects to continue to acquire similar loans in the future. Loan purchases will be limited by available liquidity as discussed in "Plan of Operation and Liquidity". Some of the available funds for loan receivable have temporarily routed to a related party. This loan is scheduled to be repaid by December 31, 1998. The loan is directly tied to real estate owned and is secured by a 1st lien on these properties. The sale of these properties has already begun with multiple sales closed and or
pending sale already.   Other sales are promising as the market for these
properties is very good.

The company actively pursues delinquent accounts and immediately sells any foreclosed property thus having no nonearning receivables. Management's strategy and policy has been to retain loans with a loan to value ratio of no more than 65%. Every effort is made to assure profitability even in the event of a foreclosure sale.

The company forecasts a stable demand for its services in the foreseeable future, evidenced by the daily loan inquiries, portfolio performance, subsequent loans closed after Mar 31, 1998 and the attractive real estate market in which the company services.

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

None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5    OTHER INFORMATION

None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number    Exhibit

27        Financial Data Schedule


The company did not file any reports on Form 8-K in the first quarter of 1998.


                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS FINANCIAL SERVICES, INC
Registrant






/S/Gerald C. Vanhook                                    May 13,1998
----------------------------                            ------------
Gerald C. Vanhook, President                            Date