Form 10-Q
period 1998-06-30
CLS FINANCIAL SERVICES INC
filed 1998-08-03
CIK 932795

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
-----------------------------------------------------------------------
                                       or

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

                            CLS Financial Services, Inc
                            Quarterly Report on Form 10-Q
                       For the period ended June 30, 1998


Part I

                                                                         Page
   Item 1:        Financial Statements                                     4

   Item 2:        Managements Discussion & Analysis of Financial Condition &
                  Result of Operation                                     12


Part II

   Item 1:        Legal Proceedings                                       14

   Item 2:        Change in Securities                                    14

   Item 3:        Defaults upon Senior Securities                          14



   Item 4:        Submission of Matters to a Vote of Security Holders     14

   Item 5:        Other Information                                        14



   Item 6:        Exhibits & Reports on Form 8-K                          15


   Item 7:        Financial Data Schedule                                 16

                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEET
                            June 30, 1998 AND 1997

                                                        1998           1997
ASSETS                                                --------      ---------
Cash                                                  $275,873       $363,906
Cash - trust account                                    18,140          5,781
Accrued commission receivable                           52,362         15,072
Accrued interest receivable                             35,500         42,796
Loans receivable -  (note 4)                         2,927,736      2,300,476
Loans receivable - related party (note 8)            3,655,156      2,593,734
Less allowance for loan losses                         (45,639)       (45,639)
Real estate held for sale                              613,770        766,859
Prepaid expenses                                        46,053         21,785
Other receivables                                       86,595         37,843
Investments (note 2)                                    62,362         47,099
Office furniture and equipment                         263,340        209,620
Less accumulated depreciation                         (143,686)      (125,124)
                                                      ---------     ---------
     Total Assets                                   $7,847,562     $6,234,208
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                         2,867         22,267
Accrued wages and benefits                                   -         22,119
Trust account payable                                   18,140          5,781
Unfunded loan liabilities (note 5)                     111,727              -
Accrued interest payable                                     -         32,399
Accrued federal income tax                                   -              -
Loans payable (note 6)                               5,679,352      4,015,559
Loan payable related party                                   -        504,556
Line of credit                                               -              -
Deferred federal income tax                             17,413          9,463
Note Payable land Purchase                             590,000              -
                                                      --------      ---------
     Total Liabilities                               6,419,499      4,612,144
                                                     ---------      ---------

STOCKHOLDERS' EQUITY
Common stock, no par value, 500 shares                  10,000         10,000
Common stock, no par value, nonvoting                1,000,000      1,180,467
Retained earnings                                      417,371        394,622
Net income (loss)                                          692         36,975
                                                     ---------       --------

     Total Stockholders' Equity                      1,428,063      1,622,064
                                                    ----------      ---------
     Total Liabilities & Stockholders' Equity       $7,847,562     $6,234,208
                                                     ========       ========

                         CLS FINANCIAL SERVICES, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS
                               June 30, 1998 AND 1997

                                                     1998           1997
REVENUES                                             ----           ----
Loan fees                                          $366,040        $387,516
Interest on loans                                   286,445         213,172
Loan servicing and application fees                 132,313         175,625
Other income                                          3,495               -
                                                    -------         -------
                                                    788,293         776,313

OPERATING EXPENSES
Wage and payroll taxes                              352,858        300,298
Commissions and referrals                            25,277         50 673
Interest expense                                    254,861        217,510
Warehouse lending fee                                14,698          4,879
Advertising                                          30,931         22,380
Rent                                                 27,673         37,467
Telephone and utilities                               7,252          8,489
Office expense                                       12,880         29,149
License and taxes                                       868          1,637
Postage                                               2,673          1,803
Printing                                              1,608          1,800
Credit and title fees                                13,056          8,219
Professional fees                                     9,517          5,357
Travel, entertainment, promotion                      2,000          4,770
Janitorial and maintenance                            2,392          3,640
Fringe benefits                                      17,188         18,386
Depreciation and amortization                        10,000         12,000
Training and other operating costs                    1,869          5,089
                                                     -------        -------
     Total operating costs                          787,601        733,546

INCOME (LOSS) FROM OPERATIONS                           692         42,767
OTHER INCOME (EXPENSE)                                   -               -
                                                     -------        -------

NET INCOME BEFORE PROVISION FOR
FEDERAL INCOME TAX                                        -              -
PROVISION FOR FEDERAL INCOME TAX                          -          5,792
                                                     ------         ------
NET INCOME (LOSS)                                       692         36,975

RETAINED EARNINGS, beginning of year                417,371        394,622
                                                    --------       --------
RETAINED EARNINGS, ending                          $418,063       $431,597
                                                    =======        =======


                          CLS FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                              June 30, 1998 AND 1997

                                                     1998           1997
                                                     ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                                   $  692       $ 36,975
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization                       10,000         12,000
Allowance for loan losses                           30,675             -
Deferred income taxes                                    -         (6,680)
Decrease (increase) in accounts receivable               -              -
Decrease (increase) in interest receivable           3,550         23,911
Decrease (increase) in prepaid expenses            (25,973)       (10,132)
Increase (decrease) in accounts payable            (21,928)         5,829
Increase (decrease) in accrued wages and benefits  (39,080)       (17,738)
Increase (decrease) in other payables              (52,059)       (22,625)
Decrease (increase) in other receivables            (7,902)       (51,529)
Decrease (increase) in related party receivable     45,390     (2,593,734)
                                               -----------       ---------

NET CASH PROVIDED (USED) BY OPERATIONS             (56,635)    (2,623,723)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                 (43,677)        (6,545)
Increase (decrease) in related party loans        (244,123)       427,007
Decrease (increase) in loans receivable           (440,802)       722,937
Decrease (increase) in real estate held for sale   784,857        (30,871)
Increase (decrease) in loans payable               361,138      1,028,898
Increase (decrease) in debentures payable                -              -
Increase (decrease) in unfunded loan liabilities   111,727        (79,879)
Purchase of investments                            (55,649)       (10,078)
Increase (decrease) in line of credit                    -        150,000
Increase (decrease) in deferred revenue                  -              -
Increase (decrease) in retained earnings
Increase (decrease) in stock issued               (180,467)     1,000,000
                                                ----------      ----------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES   293,004      2,901,469
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH                    236,369         277,746

CASH BALANCE - BEGINNING OF PERIOD                  39,504          86,160
                                                   --------         -------

CASH BALANCE - END OF PERIOD                      $275,873         $363,906
                                                   =======          =======


                              CLS FINANCIAL SERVICES
                            NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                                  June 30, 1998

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

                              CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                                 June 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd.
TRUST ACCOUNT
The Company holds money in trust for real estate transactions in process. The amount held is shown as a current asset and current liability on the balance sheet. $39,276 and $5,781 were held in trust at Jun 30, 1998 and Jun 30, 1997.

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

NOTE 2 - INVESTMENTS
Short term investments consist of marketable securities and are at the lower of cost or market value.

NOTE 3 - COMMITMENTS
The Company leases office space under terms of an operating lease. Future years lease payments under the lease are as follows:

          June 30, 1999            $85,365
                                   --------
                                   $85,365
                                   =======

                              CLS FINANCIAL SERVICES
                            NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                                  June 30, 1998

NOTE 4 - LOANS RECEIVABLE
Principal payments over the next five years are as follows:

     June 30, 1999         $    2,204,756
     June 30, 2000                272,920
     June 30, 2001                158,371
     June 30, 2002                 26,134
     June 30, 2003                 98,227
     June 30, 2004                167,328
                                 ---------
                            $    2,927,736
                                 =========

Types of real and other property securing loan receivable at Jun 30, 1998 are as follows:
                                                     1998           1997
                                                     ----           ----
Single Family Residential                    $     523,798  $    524,359
Multi Family Residential                                 -             -
Commercial Property                                418,531     1,635,036
Undeveloped Land                                 1,976,534       136,220
Automobile                                           8,873         4,861
Unsecured                                                -             -
                                                 ---------      ---------
                                             $   2,927,736  $  2,300,476
                                                 =========     =========
Security positions on loans receivable are as follows:
                                         1998                  1997
                                         ----                  ----
First lien position              $     2,846,137        $ 2,140,328
Second lien position                      81,599            160,148
Other                                          -                  -
                                       ---------          ----------
                                 $     2,927,736        $ 2,300,476
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

Upon completion of the condition the Company funds the remaining portion of the loans from its line of credit or funds available from the sale of debt securities. At Jun 30, 1998 and 1997 the balance of unfunded loan liabilities were $111,727 and $0 respectively.

                              CLS FINANCIAL SERVICES
                            NOTES TO FINANCIAL STATEMENTS
                                  UNAUDITED
                                 June  30, 1998

NOTE 6 - LOANS PAYABLE AND DEBENTURES PAYABLE
Loans payable and debenture payable are made up of amounts due to investors with varying terms. Obligations on these loans and debentures are classified as short or long term based upon their maturity dates.

Principal payments on loans and debenture payable are as follows:

     June 30, 1999                          $     341,105
     June 30, 2000                                783,028
     June 30, 2001                                591,352
     June 30, 2002                              1,417,285
     June 30, 2003                              2,386,989
     June 30, 2004                                749,593
                                                 ---------
                                             $  6,269,352
                                                 =========


The company is registered as a securities broker dealer with the State of Washington. As of Jun 30, 1998 the Company has issued $5,150,000 in debenture certificates under this program. Of this total $4,770,729 in debenture certificates are outstanding at Jun 30, 1998.

NOTE 7 - LINE OF CREDIT
The Company has a $650,000 line of credit. The Company pays $2,200 per month in addition to 12% interest on funds borrowed. At Jun 30,1998 the amount owing on this line of credit is $00. The Company also has a $150,000 line of credit with US Bank. The interest rate is prime plus 2% on borrowed. At Jun 31, 1998 the amount due on this line is $0.

NOTE 8 - RELATED PARTY TRANSACTIONS
The Stockholders of the Company also own 100% of the stock in Puget Sound Investment Group, Inc. (PSIG), Puget Sound Appraisal Group, Inc. (PSAG), Puget Sound Real Estate Services Group, Inc. (PSRESG), and Puget Sound Construction of Washington, Inc. (PSCW). The Stockholders and PSIG also own 100% partnership units of PSIG - ONE LP.

                              CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                                  June  30, 1998

NOTE 8 - RELATED PARTY TRANSACTIONS cont'd.
PSIG assumes the payment obligations on real estate loans which have gone into foreclosure. Once a loan has gone into foreclosure the loan interest escalates and PSIG will collect the higher interest upon disposition of the property. These loans are retained by the Company and no revenues are recorded until the loan balance has been paid. The Company and PSIG lends funds to each other to meet short term working capital needs. At Jun 30, 1998 PSIG owes the company $3,589,212. PSIG is charged rent by the Company for office space. For the six months ended June 30, 1998 the Company has charged PSIG $3,675.00 for rent.

PSAG provides appraisal services for loans originated by the Company. PSAG is charged rent by the Company for office space. For the six months ended June 30, 1998 the Company has charged PSAG $3,300 for rent.

PSRESG provides real estate closing services for loans originated by the Company. For the six months ending Jun 30, 1998 the Company has charged PSRESG $11,550 for rent.

PSCW provides residential repair on properties owned by the affiliate PSIG. For the six months ending Jun 30, 1998 the Company has charged PSCW $1650.00 for rent.

NOTE 9 - COMMON STOCK
As of Jun 30, 1998 Common Stock consists of the following:

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

Part 1
Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
PLAN OF OPERATION AND LIQUIDITY
The sale of debenture investments and the sale of previously held loans receivable to Investors, combined with principal payments on loan receivable provide the source of funds to invest in loans receivable. For the six months ended Jun 30, 1998 sale of debentures including accrued interest under the SB-2 registration approved May 3, 1996 were $2,645,327. The company has no nonearning assets at this time primarily due to a major emphasis on collection policies by management. Available liquidity will dictate the volume of loan purchases that may be acquired by the Company.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The quarter ended Jun 30, 1998 also reflects a net income of $692. Set forth below are the key results from operation for the quarter ended Jun 30, 1998 and Jun 30, 1997.

1. THE COMPANY MET ITS OBLIGATION TO THE INVESTORS FOR THE QUARTER ENDED JUN 30, 1998 AND JUN 30, 1997.
The company strives to be investor oriented, servicing the investor is of utmost importance, timely payments to the investor is a standard operating procedure, all investors received interest and/or principal payments as agreed.

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

3. REVENUES INCREASE
Total revenues for the quarter ended Jun 30, 1998 increased by $11,980, a 2% rise over quarter end Jun 30, 1997. A major focus has been placed on revenue generation with the restructuring of the loan department including a dynamic sales manager. The subsequent loan volume has increased by the direct focus on loan volume, both brokered and in-house lending. This is evidenced by the current loans in process since Jun 30,1998. The third quarter for CLS Financial Services is projected to be the best quarter yet for loan revenue. The month of April and May have already proven to be the best month for loan revenue in the history of the company. The company's principle performance objective is to provide an annual increase in net income.

4. TYPE OF PROPERTY SECURING LOANS RECEIVABLE HAS CHANGED.
As of Jun 30, 1998, 99% of loans receivable portfolio was secured by a first lien on real property. Management projects that a continued high percentage of loans will be secured in this manner.


5. ALLOWANCE FOR LOAN LOSSES REMAINED THE SAME FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997. Actual losses charged against the allowance for periods ending Jun 30,1998 and Jun 30, 1997 were 0 and 0 respectively. Management reviews each delinquent loan receivable and real estate property held for sale to determine if a specific provision in the allowance for losses is needed. Management uses a systematic approach to evaluate the need for general allowances based upon portfolio performance, industry trends, economic conditions, and historical trends.

6. TOTAL EXPENSES INCREASED BY 7% FOR THE SIX MONTHS ENDED JUN 30, 1998. Total expenses ending Jun 30, 1998 increased by $54,055 from Jun 30, 1997. This was largely due to increases in salaries and employer taxes relating to the increase in sales staff and to interest expense which increased due to a larger investor base as the debentures have been sold.

RETURN ON ASSETS, EQUITY, AND EQUITY TO ASSETS RATIO
The following net returns were realized during the six months ended Jun 30, 1998 and Jun 30, 1997.
                                             Six months ended Jun 30,
                                              1998               1997
Return on assets
(net income divided by average total asset)  .00%                .69%
Return on equity
(net income divided by average equity)       .0002%             3.43%
Equity to assets
(average equity divided by average assets    .17%              40.53%
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

The company forecasts a stable demand for its services in the foreseeable future, evidenced by the daily loan inquiries, portfolio performance, subsequent loans closed after Jun 30, 1998 and the attractive real estate market in which the company services.

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

CLS FINANCIAL SERVICES, INC
Registrant






/S/Gerald C. Vanhook                                    July 31,1998
----------------------------                            ------------
Gerald C. Vanhook, President                            Date