Form 10-Q/A
period 1998-06-30
CLS FINANCIAL SERVICES INC
filed 1998-09-10
CIK 932795

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

                            CLS Financial Services, Inc
                            Quarterly Report on Form 10-Q
                       For the period ended June 30, 1998


Part I

                                                                         Page
   Item 1:        Financial Statements                                     4

   Item 2:        Managements Discussion & Analysis of Financial Condition &
                  Result of Operation                                     12


Part II

   Item 1:        Legal Proceedings                                       14

   Item 2:        Change in Securities                                    14

   Item 3:        Defaults upon Senior Securities                          14



   Item 4:        Submission of Matters to a Vote of Security Holders     14

   Item 5:        Other Information                                        14



   Item 6:        Exhibits & Reports on Form 8-K                          15


   Item 7:        Financial Data Schedule                                 16

                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEET
                            June 30, 1998 AND 1997

                                                        1998           1997
ASSETS                                                --------      ---------
Cash                                                  $ 68,207       $363,906
Cash - trust account                                    17,980          5,781
Accrued commission receivable                          133,604         15,072
Accrued interest receivable                             45,000         42,796
Loans receivable -  (note 4)                         3,181,948      2,300,476
Loans receivable - related party (note 8)            3,494,320      2,593,734
Less allowance for loan losses                         (45,639)       (45,639)
Real estate                                            656,229        766,859
Prepaid expenses                                        87,655         21,785
Other receivables                                      104,128         37,843
Investments (note 2)                                    64,041         47,099
Office furniture and equipment                         263,340        209,620
Less accumulated depreciation                         (145,686)      (125,124)
                                                      ---------     ---------
     Total Assets                                   $7,925,127     $6,234,208
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                        33,805         22,267
Accrued wages and benefits                              30,237         22,119
Trust account payable                                   17,980          5,781
Unfunded loan liabilities (note 5)                      40,290              -
Accrued interest payable                                     -         32,399
Accrued federal income tax                                   -              -
Loans payable (note 6)                               5,729,241      4,015,559
Loan payable related party                              20,980        504,556
Line of credit                                               -              -
Deferred federal income tax                             17,413          9,463
Note Payable land Purchase                             590,000              -
                                                      --------      ---------
     Total Liabilities                               6,479,946      4,612,144
                                                     ---------      ---------

STOCKHOLDERS' EQUITY
Common stock, no par value, 500 shares                  10,000         10,000
Common stock, no par value, nonvoting                1,000,000      1,180,467
Retained earnings                                      417,371        394,622
Net income (loss)                                       17,810         36,975
                                                     ---------       --------

     Total Stockholders' Equity                      1,445,181      1,622,064
                                                    ----------      ---------
     Total Liabilities & Stockholders' Equity       $7,925,127     $6,234,208
                                                     ========       ========

                         CLS FINANCIAL SERVICES, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS
                               June 30, 1998 AND 1997

                                                     1998           1997
REVENUES                                             ----           ----
Loan fees                                          $487,984        $387,516
Interest on loans                                   368,411         213,172
Loan servicing and application fees                 147,019         175,625
Other income                                          3,495               -
                                                    -------         -------
                                                  1,006,909         776,313

OPERATING EXPENSES
Wage and payroll taxes                              416,909        300,298
Commissions and referrals                            61,394         50 673
Interest expense                                    304,102        217,510
Warehouse lending fee                                18,904          4,879
Advertising                                          39,348         22,380
Rent                                                 34,153         37,467
Telephone and utilities                               8,567          8,489
Office expense                                       25,453         29,149
License and taxes                                     1,000          1,637
Postage                                               3,386          1,803
Printing                                              2,485          1,800
Credit and title fees                                15,443          8,219
Professional fees                                    12,080          5,357
Travel, entertainment, promotion                      3,234          4,770
Janitorial and maintenance                            2,852          3,640
Fringe benefits                                      23,820         18,386
Depreciation and amortization                        12,000         12,000
Training and other operating costs                    1,869          5,089
                                                     -------        -------
     Total operating costs                          986,999        733,546

INCOME (LOSS) FROM OPERATIONS                        19,910         42,767
OTHER INCOME (EXPENSE)                                   -               -
                                                     -------        -------

NET INCOME BEFORE PROVISION FOR
FEDERAL INCOME TAX                                        -              -
PROVISION FOR FEDERAL INCOME TAX                      2,100          5,792
                                                     ------         ------
NET INCOME (LOSS)                                    17,810         36,975

RETAINED EARNINGS, beginning of year                417,371        394,622
                                                    --------       --------
RETAINED EARNINGS, ending                          $435,181       $431,597
                                                    =======        =======


                          CLS FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                              June 30, 1998 AND 1997

                                                     1998           1997
                                                     ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                                  $17,810       $ 36,975
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization                       12,000         12,000
Allowance for loan losses                           30,675             -
Deferred income taxes                                    -         (6,680)
Decrease (increase) in commiss. receivable        (105,770)             -
Decrease (increase) in interest receivable          (5,950)        23,911
Decrease (increase) in prepaid expenses            (67,575)       (10,132)
Increase (decrease) in accounts payable              9,010          5,829
Increase (decrease) in accrued wages and benefits   (8,843)       (17,738)
Increase (decrease) in int. and other payables     (52,059)       (22,625)
Decrease (increase) in other receivables              (907)       (51,529)
Decrease (increase) in related party receivable    206,226     (2,593,734)
                                               -----------       ---------

NET CASH PROVIDED (USED) BY OPERATIONS              34,617     (2,623,723)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                 (43,677)        (6,545)
Increase (decrease) in related party loans        (223,143)       427,007
Decrease (increase) in loans receivable           (695,014)       722,937
Decrease (increase) in real estate                 742,398        (30,871)
Increase (decrease) in loans payable               411,027      1,028,898
Increase (decrease) in unfunded loan liabilities    40,290        (79,879)
Purchase of investments                            (57,328)       (10,078)
Increase (decrease) in line of credit                    -        150,000
Increase (decrease) in deferred revenue                  -              -
Increase (decrease) in retained earnings
Increase (decrease) in stock issued               (180,467)     1,000,000
                                                ----------      ----------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES    (5,914)     2,901,469
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH                     28,703        277,746

CASH BALANCE - BEGINNING OF PERIOD                  39,504          86,160
                                                   --------         -------

CASH BALANCE - END OF PERIOD                      $ 68,207         $363,906
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
                                   --------
                                   $85,365
                                   =======

                              CLS FINANCIAL SERVICES
                            NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED
                                  June 30, 1998

NOTE 4 - LOANS RECEIVABLE
Principal payments over the next five years are as follows:

     June 30, 1999         $    1,924,703
     June 30, 2000                741,412
     June 30, 2001                295,484
     June 30, 2002                130,420
     June 30, 2003                 89,929
                                 ---------
                            $    3,181,948
                                 =========

Types of real and other property securing loan receivable at Jun 30, 1998 are as follows:
                                                     1998           1997
                                                     ----           ----
Single Family Residential                    $     917,896  $    524,359
Multi Family Residential                           221,500             -
Commercial Property                                330,345     1,635,036
Undeveloped Land                                 1,703,314       136,220
Automobile                                           8,893         4,861
Unsecured                                                -             -
                                                 ---------      ---------
                                             $   3,181,948  $  2,300,476
                                                 =========     =========
Security positions on loans receivable are as follows:
                                         1998                  1997
                                         ----                  ----
First lien position              $     3,121,219        $ 2,140,328
Second lien position                      60,729            160,148
Other                                          -                  -
                                       ---------          ----------
                                 $     3,181,948        $ 2,300,476
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

Upon completion of the condition the Company funds the remaining portion of the loans from its line of credit or funds available from the sale of debt securities. At Jun 30, 1998 and 1997 the balance of unfunded loan liabilities were $40,290 and $0 respectively.

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

Principal payments on loans and debenture payable are as follows:

     June 30, 1999                          $     309,645
     June 30, 2000                                861,523
     June 30, 2001                                424,177
     June 30, 2002                              2,687,146
     June 30, 2003                              1,446,750
                                                ---------
                                             $  5,729,241
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

Part 1
Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
PLAN OF OPERATION AND LIQUIDITY
The sale of debenture investments and the sale of previously held loans receivable to Investors, combined with principal payments on loan receivable provide the source of funds to invest in loans receivable. For the six months ended Jun 30, 1998 sale of debentures including accrued interest under the SB-2 registration approved May 3, 1996 were $2,750,276. The company has no nonearning assets at this time primarily due to a major emphasis on collection policies by management. Available liquidity will dictate the volume of loan purchases that may be acquired by the Company.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The quarter ended Jun 30, 1998 also reflects a net income of $17,810. Set forth below are the key results from operation for the quarter ended Jun 30, 1998 and Jun 30, 1997.

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

3. REVENUES INCREASE
Total revenues for the quarter ended Jun 30, 1998 increased by $227,101, a 22% rise over quarter end Jun 30, 1997. A major focus has been placed on revenue generation with the restructuring of the loan department including a dynamic sales manager. The subsequent loan volume has increased by the direct focus on loan volume, both brokered and in-house lending. This is evidenced by the current loans in process since Jun 30,1998. The third quarter for CLS Financial Services is projected to be the best quarter yet for loan revenue. The month of April and May have already proven to be the best month for loan revenue in the history of the company. The company's principle performance objective is to provide an annual increase in net income.

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

6. TOTAL EXPENSES INCREASED BY 25% FOR THE SIX MONTHS ENDED JUN 30, 1998. Total expenses ending Jun 30, 1998 increased by $54,055 from Jun 30, 1997. This was largely due to increases in salaries and employer taxes relating to the increase in sales staff and to interest expense which increased due to a larger investor base as the debentures have been sold.

RETURN ON ASSETS, EQUITY, AND EQUITY TO ASSETS RATIO
The following net returns were realized during the six months ended Jun 30, 1998 and Jun 30, 1997.
                                             Six months ended Jun 30,
                                              1998               1997
Return on assets
(net income divided by average total asset)  .01%                .69%
Return on equity
(net income divided by average equity)       .02%               3.43%
Equity to assets
(average equity divided by average assets    .22%              40.53%
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

CLS FINANCIAL SERVICES, INC
Registrant






/S/Gerald C. Vanhook                                    SEPT 30,1998
----------------------------                            ------------
Gerald C. Vanhook, President                            Date