Form 10-K
period 1998-12-31
CLS FINANCIAL SERVICES INC
filed 1999-05-12
CIK 932795

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
-----------------------------------------------------------------------
                                       or

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


      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

                     CLS FINANCIAL SERVICES, INC.
       ANNUAL REPORT OF FORM 10-K FOR THE FISCAL YEAR ENDED
                        DECEMBER 31, 1998

                        TABLE OF CONTENTS
                                                                    PAGE

PART I
     Item 1:    Description of Business                               4

     Item 2:    Description of Property                               5

     Item 3:   Legal Proceedings                                      5

     Item 4:   Submission of Matters to Security Holders              5

PART II
     Item 5:   Market for Common Equity & Related Stockholders        6
               Matters

     Item 6:   Selected Financial Data                                6

     Item 7:   Management Discussion & Analysis                       6

     Item 8:   Financial Statements                                   9

     Item 9:   Changes in & Disagreements with Accountants on        21
               Accounting & Financial Disclosure

PART III
     Item 10:  Directors & Executive Officers                        21

     Item 11:  Executive Compensation                                22

     Item 12:  Security Ownership of Certain Beneficial Owners and   22
               Management

     Item 13:  Certain Relationships and Related Transactions        23

     Item 14:  Exhibits and Reports on 8-K                           24

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

The company has originated loans as set forth below:
-----------------------------------------------------------------------------
YEAR TOTAL LOAN ORIGINATIONS  LOANS BROKERED & SOLD    COMPANY LOAN PORTFOLIO
-----------------------------------------------------------------------------
1993    $12,891,423.00          $11,087,813.00            $1,803,610.00
1994    $22,919,838.00          $20,374,002.00            $2,545,836.00
1995    $19,868,765.00          $16,202,907.00            $3,665,858.00
1996    $20,962,033.00          $17,969,295.00            $2,992,738.00
1997    $15,253,345.00          $12,766,411.00            $2,486,934.00
1998    $31,718,132.00          $27,965,691.00            $3,752,441.00

The company has generated revenue as set forth below:
-----------------------------------------------------------------------------
                       1996              1997                 1998
-----------------------------------------------------------------------------
GROSS REVENUE     $1,652,870.00     $1,730,865.00       $2,206,821.00
OPERATING EXPENSE   $764,622.00     $1,001,622.00       $2,086,107.00
SALARY EXPENSE      $798,868.00       $698,294.00         $738,214.00
NET INCOME/(Loss)   $ 89,380.00        $30,949.00        ($617,500.00)


Security
As of December 31, 1998 and December 31, 1997, 82% and 98%, respectively, of the loans in the portfolio were secured by first liens on real property. Management expects this trend to continue. See Note 4, Notes to Financial Statements.

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

ITEM 2    DESCRIPTION OF PROPERTY

The companys principle investment objective is to acquire a portfolio of real estate collateralized loans at 2-4% over the cost of capital. In order to do so the company must acquire loans in which the borrowers are considered a high risk. These loans are generally secured by a first lien position on real estate located in the Western Washington area. The majority of the loans are in the $50,000-$100,000 range bearing interest between 12% to 18%.
Types of real property securing loans as of December 31, 1998 are set forth below:
SINGLE FAMILY RESIDENCES      $976,580.00
COMMERCIAL PROPERTY           $497,925.00
RAW LAND                    $1,966,169.00
OTHER                          $40,527.00
TOTAL LOAN RECEIVABLE       $3,481,201.00

ITEM 3    LEGAL PROCEEDINGS

From time to time the company will be involved in bringing foreclosure proceedings to enforce secured obligations. The company could sometimes be named as a defendant in foreclosures brought by the holders of superior or junior liens and in quiet title actions. Since the company is involved in originating, brokering and servicing loans secured by real property, it will by its very nature always be involved in collection activities to enforce collection on past due loans, including but not limited to Judicial and Nonjudicial foreclosures of Deeds of Trusts, Mortgage Foreclosures, and Real Estate Contract Forfeitures. Counsel for the company is of the opinion that collection actions on delinquent accounts do not constitute pending or threatening litigation under Financial Accounting Standards Board Opinion Number 5 (FASB 5) and is properly categorized as routine litigation incidental to its business. See also Management Discussion of Financial Condition.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

                             PART II

ITEM 5     MARKET FOR COMMON EQUITY & RELATED MATTERS

Market Information
There is no public market for the company's investment debentures, nor is one likely to develop. The investment debentures are not expected to be listed on any formal exchange.

ITEM 6    SELECTED FINANCIAL DATA

YEAR           1994          1995        1996        1997        1998
REVENUE         $1,829,962    $1,778,366  $1,652,870  $1,730,865 $2,206,821
INCOME (LOSS)
OPERATIONS      $   80,945    $  114,691  $   88,805  $   31,188 ($ 617,500)
TOTAL ASSETS    $3,620,832    $4,607,563  $4,016,609  $7,905,735 $10,640,650
LONG TERM
OBLIGATIONS     $2,187,066    $1,369,822  $1,111,168  $5,115,992 $7,981,976

ITEM 7 MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION
Plan of Operation & Liquidity
The sale of debenture investments, principle payments and the reselling of loans to investors provide the source of funds to invest in loans receivable. Available liquidity will dictate the volume of loan purchases that may be acquired by the company. Management is dedicated to conservative collateral lending thus defaulted loans generally create additional profit centers as the collateral value is sufficient to sustain the increased yield created by the company servicing the debt on behalf of the borrower but retaining the increased default rate when the borrower cures the loan. The company manages cash by reselling the loan to other investors in order to recapture original debenture investments which will then in turn be used to fund other loans.
The company relies on its ability to resell loan receivable or real estate in sufficient amounts to generate funds needed to pay off maturing debentures. The external sources of liquidity include a line of credit, sale of debentures, payoff on loan receivable, and sell of loan receivable. Also, due to a lawsuit settlement in 1998, the company has had difficulty in obtaining a timely audited year end statement thus the 10-K filing is being submitted late and will be updated via an amended 10-K at a later date as soon as the final information is made available to the company and it's attorneys.

Capital Resources
Interest received on loans funded and servicing fees provide the funds for expenses and interest due to investors on debenture purchases. Principle on loans receivable due will provide the funds to repay the debenture payable. The loan receivable are tied specifically to these debenture payables with similar maturity dates of 24 to 26 months. There are no other significant commitments for capital expenditures as of December 31, 1998.

Results of Operations
The company remains profitable and has been since inception. In 1998, 1997, 1996, 1995 and 1994 the company originated 31.7, 15.3, 20.9, 19.9, 22.9 million dollars in loans respectively. The companys revenues from operations were 2.2, 1.7, 1.7, 1.8, and 1.8 million dollars in 1998, 1997, 1996, 1995
1994 respectively. Revenues remained stable in 1998 at $2,206,821. Expenses from operations increased to 2,824 321 from 1,699,916 in 1997. This is due to a loss recorded in 1998 from a lawsuit settlement in the amount of 645,151. Further discussion of this lawsuit and its impact on the company will be forthcoming as we review the audited financials and exam subsequent events since the closing year ending period 1998. An amended 10-K will be filed as soon as we have reviewed this information more thoroughly.

Property Value Trends
There are no known or predicted property value downward trend, it is an expectation that property values will continue to increase in the Puget Sound area. Subsequently, industry reports that value of property in the western Washington area has increased already in 1999 by 10%.

The Company met its Obligations to the Investors for year ending December 31, 1997 and 1998.
The company met its obligations to all investors for fiscal year ending December 31, 1998 and 1997. The company's principle performance objective is to meet all obligations in a timely manner and to provide an annual increase in retained earnings. The company receives interest payments from loans receivable sufficient to pay investor interest. The company relies on the ability to sell loans receivable to generate the necessary cash to pay principle to the investor. Whenever possible loan receivable maturity dates are scheduled to correspond with the maturity date of the debenture.

Return on Asset, Equity, and Equity to Assets Ratio
The following net returns were realized during the years ended December 31, 1998 and 1997.
Year Ended December 31,                                1998         1997
Return on Assets (net income/avg total assets)          (.15%)       .38%
Return on Equity (net income/avg equity)               (2.84%)      2.80%
Equity to Assets (avg equity/avg total assets)           .05%      13.62%
Plan of Operation
The company is committed to offer Real Estate and loan receivable for sale to investors for the foreseeable future. Management expects loan growth to remain constant, with little change from 1997. Recently, more effort has been placed on the loan department to obtain A & B type loans to sell to brokers which will generate more income based on the volume alone.

The company expects to repay the debenture investments as they mature with maturing loans receivable that are tied to these debenture notes.

The company has been able to invest all available funds through loan receivable or real estate The company expects to be able to continue to acquire similar loans in the future. Loan purchases will be limited by available liquidity as discussed in "Plan of Operation and Liquidity".

The company actively pursues delinquent accounts thus nonearning receivables are minimal and generally fully collected within thirty days.

The company forecasts a stable demand for its services in the foreseeable future, evidenced by the daily loan inquiries, portfolio performance, external predications and subsequent loans funded after December 31, 1998.

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

The loan portfolio consists of loans with maturities of one to three years.
As a loan matures and balloon payments are paid, new loans are expected to be funded at present market rates. It is possible that a one to three year lag could occur before the overall average of the portfolio's interest rate increased after a rise in market rates.

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

                                (LETTERHEAD)

To the Board of Directors
CLS Financial Services, Inc
Lynnwood, Washington


We have audited the accompanying balance sheets of CLS Financial Services, Inc. as of December 31, 1998 and the related statements of operations and retained earnings (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of CLS Financial Services, Inc. As of December 31, 1997, were audited by other auditors whose report dated February 26, 1998, expressed and unqualified opinion on those statements.

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

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of CLS Financial Services, Inc. as of December 31, 1998 and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Peterson Sullivan PLLC

April 26, 1999

                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEET
                        December 31, 1998 AND 1997

                                                        1998           1997
ASSETS                                                --------      ---------
Cash                                                  $ 42,367       $ 39,504
Cash - trust account                                    31,218         12,213
Loans Receivable from related party                  3,888,322      4,600,707
Other Loans Receivable                                 320,362      1,571,809
Other receivable                                       164,267        170,105
Real estate owned                                    6,070,756        797,730
Property and equipment, at cost, less
accumulated depreciation of $161,477
in 1998 and $133,686 in 1997                           104,886         96,874
Other                                                   18,472         26,793
                                                      ---------     ---------
     Total Assets                                  $10,640,650     $7,315,735
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                  109,456        133,347
Trust account payable                                   31,218         12,213
Loans payable related party                                  -         244,123
Loans payable other                                  9,475,105      5,318,214
Notes payable                                          215,000              -
                                                      --------      ---------
     Total Liabilities                               9,830,779      5,707,897
                                                     ---------      ---------
STOCKHOLDERS' EQUITY
Common stock, Class one, no par value, 500 shares       10,000         10,000
authorized, issued and outstanding
Common stock, Class Two, $1000 par value              1,180,467      1,180,467
2,500 shares authorized, 1000 issued and
outstanding at December 31, 1998 and 1180 and
one half shares issued and outstanding at December
31, 1997.
Retained earnings (deficit)                           (200,129)       417,371
                                                      ---------       --------
     Total Stockholders' Equity                         809,871      1,607,838
                                                     ----------      ---------
     Total Liabilities & Stockholders' Equity       $10,640,650     $7,315,735
                                                       ========       ========

See Notes to Financial Statements

                         CLS FINANCIAL SERVICES, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS
                            December 31, 1998 AND 1997

                                                     1998           1997
REVENUES                                             ----           ----
Loan fees                                          $980,701        $839,720
Interest on loans                                   801,408         757,094
Loan servicing and application fees                 424,225         133,706
Other income                                            487             345
                                                    -------         -------
                                                  2,206,821       1,730,865

OPERATING EXPENSES
Wage and payroll taxes                              738,214        698,294
Commissions and referrals                           318,238        100,056
Interest expense                                    714,807        570,688
Advertising                                          98,662         42,889
Rent                                                 79,043         76,744
Office and utilities                                138,539        163,009
Professional fees                                    63,876         23,137
Depreciation and amortization                        27,791         25,099
Loss on legal settlement                            645,151              -
                                                     -------        -------
     Total operating costs                        2,824,321      1,699,916

INCOME (LOSS) FROM OPERATIONS                      (617,500)        30,949
                                                     -------        -------
NET INCOME BEFORE PROVISION FOR
FEDERAL INCOME TAX                                 (617,500)        30,949
PROVISION FOR FEDERAL INCOME TAX                          -          8,200
                                                     ------         ------
NET INCOME (LOSS)                                  (617,500)        22,749

RETAINED EARNINGS, beginning of year                417,371        394,622
                                                    --------       --------
RETAINED EARNINGS (deficit),ending                ($200,129)      $417,371
                                                    =======        =======

See Notes to Financial Statements

                          CLS FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                          December 31, 1998 AND 1997

                                                     1998           1997
                                                     ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                                ($617,500)      $ 22,749
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization                       27,791         25,099
Loss on legal settlement                           645,151
Change in Operating assets and liabilities
  Receivables, other than loan receivable            5,838       (102,013)
  Accounts payable and accrued expenses            (23,891)         6,560
  Other                                             19,217         (7,863)
                                               -----------       ---------
NET CASH PROVIDED (USED) BY OPERATIONS              56,606        (55,468)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                 (46,699)       (33,260)
Change in related party loans                   (2,513,831)    (3,533,972)
Change in loans receivable related party         1,251,447        505,804
Change in real estate owned                                       (61,742)
                                               ----------         --------

NET CASH FROM INVESTING ACTIVITIES              (1,309,083)    (3,123,170)
                                                ----------        --------
CASH FLOW FROM FINANCING ACTIVITIES:
Change in loans payable                          1,040,340      2,331,553
Borrowings (payments) on line of credit            215,000       (150,000)
Common stock issued                                             1,000,000
Other                                                             (49,571)
                                                ----------      ----------
NET CASH FROM FINANCING ACTIVITIES               1,255,340      3,131,982
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH                      2,863        (46,656)

CASH BALANCE - BEGINNING OF PERIOD                  39,504         86,160
                                                   --------       -------

CASH BALANCE - END OF PERIOD                      $ 42,367         $39,504
                                                   =======         =======
Interest paid on a cash basis                     $765,071        $559,503
                                                  ========        ========
Income taxes paid on a cash basis                 $ 6,300         $ 22,200
                                                  ========        ========

 See Notes to Financial Statements

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                                   AUDITED
                               December 31, 1998

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
CLS FINANCIAL SERVICES, INC. ("CLS") earns fees from the origination of real estate loans, and purchases and sells real estate contracts, mortgages and deeds of trust. As such, CLS is subject to regulations in the state of Washington with respect to mortgage broker dealers.

CLS is related to a series of other companies that provide services to CLS customers as follows:

Puget Sound Investment Group, Inc. (PSIG). When a real estate loan made by CLS goes into foreclosure, PSIG assumes the payment obligation on the loan. Foreclosed loans which have been assumed by PSIG amounted to $430,284 and $900,161 at December 31, 1998 and 1997, respectively, and are included in loans receivable from related party. Any gain or loss recognized as part of the foreclosure and eventual disposition of the collateral is recorded by PSIG. In addition, CLS earned management fees from PSIG of $346,.000 in 1998 (none in 1997) for oversight of certain PSIG operations. Finally, during 1998, PSIG transferred real property to CLS with a book value of $6,070,756. Related mortgages on these properties of $3,554,051 were also transferred to CLS. These transfers were made pursuant to regulations of the State of Washington. PSIG originally acquired these properties with cash advances made by CLS.

Puget Sound Appraisal Group, Inc. (PSAG). PSAG provides appraisal services for loans originated by CLS. PSAG charges CLS customers directly for these services.

Puget Sound Real Estate Services Group, Inc. (PSRESG). PSRESG provides real estate closing services for loans originated by CLS . PSRESG charges CLS customers directly for these services.

Puget Sound Construction of Washington, Inc. (PSCW). PSCW provides residential repair services to properties owned by PSIG and CLS. There were no transactions between CLS and PSCW in 1998.

The Class One stockholders of CLS are the stockholders int he companies listed above.

CLS rents the office facilities where it operates under a month-to-month lease. The other entities pay a portion of the office facilities' rent.

Loan interest accrual and loan losses

Interest on loans is not recognized when loans become ninety days delinquent. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to resume payments. Interest previously accrued but not collected is charged against income at the time the loan becomes ninety days delinquent.

                             CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                     AUDITED
                               December 31, 1998


NOTE 1 - (continued)

As noted above, PSIG assumes the payment obligation on foreclosed loans. PSIG also recognizes any gain or loss on the eventual disposition of loan collateral. Accordingly, an allowance for loan losses is not considered necessary by CLS.

Sales of real estate

Real estate held for sale is stated at the lower of cost (specific identification) or market. Sales of real estate generally are accounted for under the full accrual method. Under that method, a gain is not recognized until collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met.

Loan origination and servicing fees

Loan origination fees and direct loan origination costs are recognized when the loans are sold by CLS.

Loan servicing fees are charged at a rate of $20 per month over the servicing of the loan. Loan servicing fees are paid by the borrower and are recognized as revenue as the services are provided.

Cash

For purposes of the statement of cash flow, CLS considers all highly liquid investments with an original maturity of three months or less to be cash. From time to time, CLS has cash balances in excess of federally insured limits.

Trust Accounts

CLS holds money in trust for real estate transactions in process. The amount held is shown as an asset and a liability on the balance sheet.

Depreciation

Property and equipment are depreciated using the straight line method over the estimated useful life of the assets.

                              CLS FINANCIAL SERVICES
                          NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998
                                     Audited


NOTE 1 - (continued)


Income Taxes

CLS accounts for income taxes under the assets and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the CLS financial statements or income tax returns. The significant component of the CLS deferred tax asset at December 31, 1998, results from a loss on a legal settlement recognized in 1998 for financial statement purposed but not recognized until 1999 for income tax purposes. The resulting asset of $194,000 has been fully reserved. The statutory tax rate is different than what is shown in these financial statements for 1998 because of the increase in the reserve of $194,000.

Advertising

Advertising costs are expended as incurred.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and related disclosures. Accordingly, the actual amounts could differ from those estimates.

Reclassifications

Certain items from the 1997 financial statements have been reclassified to conform to the 1998 presentation.

Note 2. Loss on Legal Settlement

During 1998, CLS, along with PSIG, were named defendants in a lawsuit brought by a customer. The suit settled in February 1999 which resulted in a non-cash loss of $1,949,777. Investors funds were originally used in loans to the customer may also be able to recover their investments because of the nature of the lawsuit. CLS determined that the net present value of this potential liability is a loss of approximately $616,500. CLS and PSIG agreed that $645,151 of the total loss amount is attributable to CLS. Thereafter, CLS recorded $645,151 as its agreed share of the loss in its December 31, 1998, financial statements. However, the estimated amount potentially due to investors may be subject to further refinement in the near term.

In addition, CLS is subject to various Federal Trade Commission (FTC)

                            CLS FINANCIAL SERVICES, INC
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998
                                       AUDITED
Note 2 (continued)

regulation. Based on a series of relatively minor FTC violations, CLS is required to deposit $60,000 in an escrow account to pay redress. As of December 31, 1998, this amount had not yet been requested by FTC or deposited into the escrow account.

NOTE 3. Loans Receivable From Related Party and Payable to Related Party

CLS has loans receivable from related parties as follows:
                                                1998              1997
                                             -----------       ------------
PSIG                                         $3,684,228        $4,547,535
PSRESG                                           40,817            52,500
PSAG                                              4,122               672
A partnership which PSIG is a partner           159,155                 -
                                             -----------       -----------
                                             $3,888,322        $4,600,707
                                             ===========       ===========
The loan receivable from PSIG at December 31, 1998, is due on demand, bears interest at 12% and is secured by real property as follows (amounts are as represented by PSIG):

Single Family Residential                                     $  776,886
Multi-Family Residential                                         497,925
Undeveloped Land                                               1,886,028
                                                              ----------
                                                              $3,160,839
                                                              ==========

The other related party loans receivable are due on demand, bear no interest and are unsecured. Also, CLS occasionally has loans payable to related parties which are generally due on demand, bears no interest, and are unsecured.

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

NOTE 4. Other Loans Receivable

CLS's other loans receivable are concentrated in the State of Washington and are generally secured by real estate. Types of real property securing loans receivable at December 31, 1998 and 1997 are as follows:

                                             1998                 1997
                                         --------------       --------------
Single Family Residential                 $ 199,694             $  301,632
Commercial Property                                                 22,408
Undeveloped Land                             80,141              1,238,104
Other                                        40,527                  9,665
                                         --------------       --------------
                                          $ 320,362             $1,571,809
                                         ==============       ==============

Security positions on loans receivable are as follows:

                                             1998                 1997
                                          ------------          ----------
First lien position                       $ 287,913             $1,521,301
Second lien position                              -                 50,508
Other                                        32,449                      -
                                          ------------          ----------
                                          $ 320,362             $1,571,809
                                          ============          ==========

Principal payments to be received for the years ending December 31 are as follows:

        1999                                      $     75,646
        2000                                           100,000
        2001                                             7,641
        2002                                            35,181
        2003                                            50,848
        Thereafter                                      51,046
                                                    ----------
                                                   $   320,362

These loans have interest rates ranging from 10% to 14%.


Note 5. Other Loans Payable

Other loans payable include loans and debenture payable made up of amounts due to investors with varying terms. Interest rates vary from 10% to 14%.

                              CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                    AUDITED
                               December  31, 1998

Note 5. (Continued)

Principal payments on loans and debentures payable for the years ending December 31 are as follows:

           1999                              $ 1,493,129
           2000                                2,008,564
           2001                                1,635,113
           2002                                2,844,128
           2003                                  544,814
           Thereafter                            949,357
                                             ------------
                                             $ 9,475,105
                                             ============

As of December 31, 1998, CLS had issued $5,250,000 in unsecured debenture certificates. Debenture certificates plus accrued interest amounting to a total of $5,882,806 are outstanding at December 31, 1998. Management is presently attempting to extend maturity dates and reduce the rate of interest on these debentures. However, there is no assurance that management's effort will be successful. Additional debentures are not allowed since CLS has violated certain regulations in the state of Washington.

Management is also attempting to reduce the interest rate on CLS's secured debt. However, there can be no assurance that any creditors will agree to a reduction.

If the attempts to restructure the debentures and secured debt described above are not successful, management expects to address its potential liquidity issues by selling certain real estate.

Note 6.  Notes Payable

                                            1998                 1997
                                        --------------        -------------
Line of credit with an individual for a
maximum of $700,000 due Nov 15, 2000.
Interest at 12% annually is to be paid
monthly.  In addition. CLS is to pay
a loan service fee of $2300 per month
when there are outstanding balances. The
line of credit is secured by a blanket
assignment of notes and related deeds of
trust as draws are made.                  $215,000            $         -
                                        ===============       ==============

CLS also has a line of credit with a bank for a maximum of $150,000. This line of credit is secured by personal guarantees of the Class One CLS stockholders, and expires November 24, 2002.

Note 7. Common Stock

Class One shares of common stock are voting shares. Class Two shares are nonvoting. Class Two shares are to receive 80% of any dividends paid, and have a dissolution preference over Class One to the extent of the Class Two capital contributions.

During 1998, CLS redeemed 180 and one half share of Class Two common stock in exchange for real property with a book value (after deducting related loans payable) approximately equal to the par value of the stock. During 1997, CLS issued 1,000 shares for cash of Class Two common stock to a partnership in which PSIG is a partner.

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE
None

                             PART III

ITEM 10    DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT.
The following are the officers of the company:
       Name            Age      Title                  Address
-----------------------------------------------------------------------------
Gerald C. Vanhook     50      President               Mill Creek, WA
Lorrie Vanhook        52      Secretary               Mill Creek, WA
Melvin  Johnson, Jr   41      Vice President          Edmonds, WA
Debbie Little         41      Asst Vice President     Lynnwood, WA

1) Gerald C. Vanhook, (Jerry, 50) is and has been the President of the company since its inception in 1990. Prior to that, he worked for CLS Mortgage, Inc., in Spokane from February 1984 until November 1989, in which he was responsible for acquiring and selling similar securities. He has been employed in several management positions with Consumer Financial Companies, Mortgage Banks, and Credit Unions since 1969.

2) Lorrie Vanhook, (Lorrie, 52) is and has been the corporate
Secretary/Treasurer and is the Department Manager for loan processing. She joined the company in July of 1990, and performed duties as a loan officer. She is the wife of Jerry Vanhook. She has been employed in a variety of positions with GTE over the past 20 years.

3) Melvin Johnson, Jr., (Mel, 41) is and has been the Loan Officer/Investment Officer since joining the company in April of 1989. He became a stockholder and Vice-President on March 1, 1994. He has been employed in a variety of banking positions with First Interstate Bank from 1981-1989. He graduated with a degree in Education from Central Washington University in 1980.

4) Debbie Little, (Debbie, 41) is and has been employed as the Office Manager. She joined the company in February of 1993. She became Assistant Vice President of Operations on October 1, 1996. She is not a stockholder. She has been employed as a Field Supervisors with ITT Financial Services. She graduated from Willamette University with a degree in Public Policy and Speech in 1980.

Family Relationships
Mr. Gerald C. Vanhook, the President, is married to Lorrie Vanhook, the Secretary. They own 67% of the companys outstanding and issued stock in Joint Tenancy with the Right of Survivorship.

Involvement in certain legal proceedings
The company, its officers and directors, its advisors and affiliates have never filed a petition in Bankruptcy or Insolvency of any kind. No officer or director has been convicted in a criminal proceedings or is the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses). No officer or director is subject to any order, judgement, or decree limiting his involvement in any type of business, securities or banking activity. Further information will be provided in regards to the settlement with a borrower in 1998 after the attorney has reviewed all final documents.

ITEM 11   EXECUTIVE COMPENSATION

Summary Compensation Table
      A           B               C                 D             E
Name & Position     Year           Salary           Bonus      Other Salary
------------------------------------------------------------------------------
Gerald Vanhook      1996          $154,152.00         0             0
President           1997           154,152.00         0             0
                    1998           154,152.00         0             0
------------------------------------------------------------------------------
Lorrie Vanhook      1996            46,155.00         0             0
Secretary           1997            52,152.00         0             0
                    1998            52,152.00         0             0
------------------------------------------------------------------------------
Melvin Johnson      1996           154,152.00         0             0
Vice-President      1997           154,152.00         0             0
                    1998           154,152.00         0             0
------------------------------------------------------------------------------
Debbie Little       1996            44,654.50         0             0
Asst. Vice Pres.    1997            44,400.00         0             0
                    1998            44,400.00         0             0
------------------------------------------------------------------------------


The company pays it officers a salary based upon performance. The company pays for health insurance and reimburses officers for expenses incurred in the normal course of business. Subsequent to 1998, Gerald Vanhook and Melvin Johnson reduced their salaries by 50%.

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

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships
The role of Puget Sound Real Estate Services Group (referred to as "PSRESG") is to close the Company loans and to service loans. The amount of closing fees paid to PSRESG in 1998 was 140,285.00 as compared to 1997 at 158,123.00. PSRESG also collects the late fees associated with the loans, late fees collected in 1998 were 28,232.00. PSRESG also handles miscellaneous litigation for all companies has needed.

The role of Puget Sound Appraisal Group (referred to as "PSAG") is to appraise some of the properties or at minimum review and conduct a visual inspection of the property if appraised by a third party. PSAG also has began to conduct appraisals for outside mortgage companies, in 1998 PSAG appraisal fees were 55,425.00 compared to 1997 of 82,187.00. PSAG's operations are limited to appraisal services only.

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

Reports on Form 8-K
The company did not file any reports on Form 8-K in the fourth quarter of 1997.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




/s/
_______________________________________                 ___________________
Gerald C. Vanhook, President                              Date



/s/
_______________________________________                 _____________________
Melvin Johnson, Jr. Vice-President                        Date



/s/
_______________________________________                 _____________________
Lorrie Vanhook, Secretary                                 Date



/s/
_______________________________________                 _____________________
Debbie Little, Asst. Vice-President                       Date