Form 10-K/A
period 1998-12-31
CLS FINANCIAL SERVICES INC
filed 1999-05-13
CIK 932795

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                AMENDED FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                        TABLE OF CONTENTS
                                                                    PAGE

PART I
     Item 1:    Description of Business                               4

     Item 2:    Description of Property                               5

     Item 3:   Legal Proceedings                                      5

     Item 4:   Submission of Matters to Security Holders              6

PART II
     Item 5:   Market for Common Equity & Related Stockholders        6
               Matters

     Item 6:   Selected Financial Data                                6

     Item 7:   Management Discussion & Analysis                       6

     Item 8:   Financial Statements                                   9

     Item 9:   Changes in & Disagreements with Accountants on        21
               Accounting & Financial Disclosure

PART III
     Item 10:  Directors & Executive Officers                        21

     Item 11:  Executive Compensation                                22

     Item 12:  Security Ownership of Certain Beneficial Owners and   22
               Management

     Item 13:  Certain Relationships and Related Transactions        23

     Item 14:  Exhibits and Reports on 8-K                           24

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

ITEM 3    LEGAL PROCEEDINGS

The company was involved in a lawsuit that initially began as a foreclosure action. The borrower defaulted and subsequently filed a petition in the Bankruptcy Court in the Western District of Washington (Cause #A98-01561). The debtor initiated an adversary action against CLS and the investors (Cause #A98-01561) claiming that the Defendants had violated the Washington Consumer Protection Act and proceeded on multiple theories and damage claims. The Court agreed with the Plaintiff's that the loan essentially masked the true intent of the Defendants, which was to own the property for substantial gain. Based on the potential adverse ruling from the Court, CLS and the Debtor entered into a settlement agreement, which resulted in the loss set forth in the audited financial statements.

As a result of the lawsuit, CLS was compelled to begin a reorganization of the company. The Company proposed to investors, mainly the debenture holders, that the interest rate would be reduced by 50% and the term increased. CLS circulated the proposal to the investors. AT least one investor complained to the State of Washington Securities Director. The complaint, the adverse court ruling and following settlement resulted in a Consent Order entered into by CLS with the State of Washington Securities Division. CLS had previously discontinued the offering of debentures and formally notified the State of Washington and the SEC. Two investors have filed a lawsuit, and others are likely to follow. CLS did circulate the order and initial financial statements. The audited statements were prepared late because the original auditor did not complete the 1998 engagement, requiring CLS to hire another CPA firm to audit the records. CLS has held a meeting with investors in April and plans to hold meetings each month, until the reorganization plan is complete. The clear majority of the investors have expressed their position that the continuance of CLS under present management is in their best interest. In the event that the company is unable to reorganize with the investors support and consent, CLS may be forced to liquidate or file for reorganization under Chapter 11 of the Bankruptcy Code. In that case, the investors of debentures will most likely lose a substantial portion of their principle, since the value of CLS is represented in the market equity in real property, namely the market value of the property sold at a price in excess of the book value.

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

ITEM 7 MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION
Plan of Operation & Liquidity
The sale of debenture investments, principle payments and the reselling of loans to investors provided the source of funds to invest in loans receivable. Available liquidity will dictate the volume of loan purchases that may be acquired by the company. Management is dedicated to conservative collateral lending thus defaulted loans generally create additional profit centers as the collateral value is sufficient to sustain the increased yield created by the company servicing the debt on behalf of the borrower but retaining the increased default rate when the borrower cures the loan. The company manages cash by reselling the loan to other investors in order to recapture original debenture investments which will then in turn be used to fund other loans.
The company relies on its ability to resell loan receivable or real estate in sufficient amounts to generate funds needed to pay off maturing debentures. The external sources of liquidity include a line of credit, sale of debentures, payoff on loan receivable, and sell of loan receivable. Also, due to a lawsuit settlement in 1998, the company has had difficulty in obtaining a timely audited year end statement thus the 10-K filing is being submitted late and will be updated via a potential amended 10-K or subsequent 10-Q filings as soon as the final information is made available to the company and it's attorneys.

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

Results of Operations
In 1998, 1997, 1996, 1995 and 1994 the company originated 31.7, 15.3, 20.9,
19.9, 22.9 million dollars in loans respectively. The companys revenues from operations were 2.2, 1.7, 1.7, 1.8, and 1.8 million dollars in 1998, 1997, 1996, 1995 1994 respectively. Revenues remained stable in 1998 at $2,206,821. Expenses from operations increased to 2,824 321 from 1,699,916 in 1997. CLS was not profitable in 1998 due to the settlement of a lawsuit as previously set forth. Further discussion of this lawsuit and its impact on the company will be forthcoming as management reviews the audited financials and exam subsequent events since the closing year ending period 1998. More thorough information will be forthcoming from future 10-Q filings.

Property Value Trends
There are no known or predicted property value downward trend, it is an expectation that property values will continue to increase in the Puget Sound area. Subsequently, industry reports that value of property in the western Washington area has increased already in 1999 by 10%.

Obligations
In order to protect the debenture holder's principle, the company has proposed to the debenture holders that the interest rate be reduced by 50% in 1999 and thereafter, and that the term be extended by up to 5 years. Management has taken the unilateral action to begin the reorganization process and has caused an affiliate to voluntarily transfer property to the company to provide additional collateral for the debenture holders as reflected in the financial statements. Further discussion of the impact on the company of the reorganization will be addressed in subsequent 10-Q reports. The company met its obligations to all investors for fiscal year ending December 31, 1998 and 1997. The company's principle performance objective is to meet all reorganization obligations in a timely manner and to provide an annual increase in retained earnings. The company receives interest payments from loans receivable sufficient to pay investor interest. The company relies on the ability to sell loans receivable to generate the necessary cash to pay principle to the investor. Whenever possible loan receivable maturity dates are scheduled to correspond with the maturity date of the debenture.

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

Uncertainties
The initial reorganization plan proposed by management has been accepted by the clear majority of the investors of debentures. However, there is no certainty that the company will be able to reorganize if the investors do not agree. In that case, the company will be forced to liquidate or file for a reorganization in under Chapter 11 of the Bankruptcy code. Management believes that after the investors study the formal plan to be submitted, that the management plan is in the investor's best interest. The savings of administration costs, court hearings, and compliance with the Bankruptcy Code, rules and United States Trustee directives, will ultimately inure to the investors, rather than counsel, accountants and the Trustee office.

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

Involvement in certain legal proceedings
See Item 3 and Item 7.

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

The Company is in the process of reorganization, which also necessarily involves the affiliate companies. Additional information will be provided in future 10-Q reports as the reorganization progresses.

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