Form 10-Q
period 1999-03-31
CLS FINANCIAL SERVICES INC
filed 1999-05-14
CIK 932795

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999
-----------------------------------------------------------------------
                                       or

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

                            CLS Financial Services, Inc
                            Quarterly Report on Form 10-Q
                       For the period ended March 31, 1999


Part I

                                                                         Page
   Item 1:        Financial Statements                                     4

   Item 2:        Managements Discussion & Analysis of Financial Condition &
                  Result of Operation                                     14


Part II

   Item 1:        Legal Proceedings                                       16

   Item 2:        Change in Securities                                    16

   Item 3:        Defaults upon Senior Securities                          16



   Item 4:        Submission of Matters to a Vote of Security Holders     16

   Item 5:        Other Information                                        17



   Item 6:        Exhibits & Reports on Form 8-K                          17


   Item 7:        Financial Data Schedule                                 18

                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEET
                           March 31, 1999 AND 1998

                                                        1999           1998
ASSETS                                                --------      ---------
Cash                                                  $  7,332       $ 17,651
Cash - trust account                                    27,481         39,276
Loans Receivable from related party                  3,737,493      3,932,558
Other Loans Receivable                                 321,347      2,718,915
Other receivable                                       147,299        228,929
Real estate owned                                    6,058,431        604,642
Property and equipment, at cost, less
accumulated depreciation of $167,477
in 1999 and $139,686 in 1998                            98,885        123,255
Other                                                   61,706        102,242
                                                      ---------     ---------
     Total Assets                                  $10,459,974     $7,767,468
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                  150,758        105,347
Trust account payable                                   27,481         39,276
Loans payable related party                                  -               -
Loans payable other                                  9,508,850      6,191,764
Notes payable                                                -              -
                                                      --------      ---------
     Total Liabilities                               9,687,089      6,336,387
                                                     ---------      ---------
STOCKHOLDERS' EQUITY
Common stock, Class one, no par value, 500 shares       10,000         10,000
authorized, issued and outstanding
Common stock, Class Two, $1000 par value              1,000,000      1,000,000
2,500 shares authorized, 1000 issued and
outstanding
Retained earnings (deficit)                           (237,115)       421,081
                                                      ---------       --------
     Total Stockholders' Equity                         772,885      1,431,081
                                                     ----------      ---------
     Total Liabilities & Stockholders' Equity       $10,459,974     $7,767,468
                                                       ========       ========

See Notes to Financial Statements

                         CLS FINANCIAL SERVICES, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS
                               March 31, 1999 AND 1998

                                                     1999           1998
REVENUES                                             ----           ----
Loan fees                                          $270,157        $188,100
Interest on loans                                   176,333         184,198
Loan servicing and application fees                  32,958          93,097
Other income                                            444               -
                                                    -------         -------
                                                    479,892         465,395

OPERATING EXPENSES
Wage and payroll taxes                              160,351        201,812
Commissions and referrals                           114,730         41,473
Interest expense                                    164,486        130,193
Advertising                                           5,791         19,788
Rent                                                 19,423         14,715
Office and utilities                                 46,100         41,090
Professional fees                                         -          6,614
Depreciation and amortization                         6,000          6,000
Loss on legal settlement                                  -              -
                                                     -------        -------
     Total operating costs                          516,881        461,685

INCOME (LOSS) FROM OPERATIONS                       (36,989)         3,710
                                                     -------        -------
NET INCOME BEFORE PROVISION FOR
FEDERAL INCOME TAX                                  (36,989)         3,710
PROVISION FOR FEDERAL INCOME TAX                          -              -
                                                     ------         ------
NET INCOME (LOSS)                                   (36,989)         3,710

RETAINED EARNINGS, beginning of year                200,126        417,371
                                                    --------       --------
RETAINED EARNINGS (deficit),ending                ($237,115)      $421,081
                                                    =======        =======

See Notes to Financial Statements

                          CLS FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                            March 31, 1999 AND 1998

                                                     1999           1998
                                                     ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                                 ($36,986)      $  3,710
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization                        6,000          6,000
Change in Operating assets and liabilities
  Receivables, other than loan receivable           16,968        (58,824)
  Accounts payable and accrued expenses             41,302        (28,000)
  Other                                            (43,234)       (75,449)
                                               -----------       ---------
NET CASH PROVIDED (USED) BY OPERATIONS             (15,950)      (162,273)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                (32,381)
Change in related party loans                      150,829        424,026
Change in loans receivable related party              (985)    (1,147,106)
Change in real estate owned                         12,325        193,088
                                               ----------         --------

NET CASH FROM INVESTING ACTIVITIES                 162,170       (562,373)
                                                ----------        --------
CASH FLOW FROM FINANCING ACTIVITIES:
Change in loans payable                             33,745        873,550
Borrowings (payments) on line of credit           (215,000)
Common stock issued                                              (180,467)
Other
                                                ----------      ----------
NET CASH FROM FINANCING ACTIVITIES                (181,255)       693,083
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH                    (35,035)       (21,853)

CASH BALANCE - BEGINNING OF PERIOD                  42,367         39,504
                                                   --------       -------

CASH BALANCE - END OF PERIOD                      $  7,332        $17,651
                                                   =======         =======
Interest paid on a cash basis                     $164,486        $130,193
                                                  ========        ========
Income taxes paid on a cash basis                 $     0         $      0
                                                  ========        ========

 See Notes to Financial Statements

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                                  March 31, 1999

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

Puget Sound Construction of Washington, Inc. (PSCW). PSCW provides residential repair services to properties owned by PSIG and CLS. There were no transactions between CLS and PSCW in 1999.

The Class One stockholders of CLS are the stockholders in the companies listed above.

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

                             CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                    March 31, 1999


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

                              CLS FINANCIAL SERVICES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999



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

Note 2. Loss on Legal Settlement

During 1998, CLS, along with PSIG, were named defendants in a lawsuit brought by a customer. The suit settled in February 1999 which resulted in a non-cash loss of $1,949,777. Investors funds were originally used in loans to the customer may also be able to recover their investments because of the nature of the lawsuit. CLS determined that the net present value of this potential liability is a loss of approximately $616,500. CLS and PSIG agreed that $645,151 of the total loss amount is attributable to CLS. Therefore, CLS recorded $645,151 as its agreed share of the loss in its December 31, 1998, financial statements. However, the estimated amount potentially due to investors may be subject to further refinement in the near term. The settlement has not been paid at March 31, 1999, however, it was paid on April 18, 1999.

In addition, CLS is subject to various Federal Trade Commission (FTC) regulation. Based on a series of relatively minor FTC violations, CLS is required to deposit $60,000 in an escrow account to pay redress. As of March 31, 1999, this amount had not yet been requested by FTC or deposited into the escrow account.

                        CLS FINANCIAL SERVICES, INC
                       NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1999


NOTE 3. Loans Receivable From Related Party and Payable to Related Party

CLS has loans receivable from related parties as follows:
                                                1999              1998
                                             -----------       ------------
PSIG                                         $3,694,719        $3,932,058
PSRESG                                           34,332               500
PSAG                                              8,028                 -
A partnership which PSIG is a partner           159,155                 -
PSCW                                                414                 -
                                             -----------       -----------
                                             $3,737,493        $3,932,558
                                             ===========       ===========
The loan receivable from PSIG at March 31, 1999, is due on demand, bears interest at 12% and is secured by real property as follows (amounts are as represented by PSIG):

Single Family Residential                                     $  776,886
Multi-Family Residential                                         497,925
Undeveloped Land                                               1,886,028
                                                              ----------
                                                              $3,160,839
                                                              ==========

The other related party loans receivable are due on demand, bear no interest and are unsecured. Also, CLS occasionally has loans payable to related parties which are generally due on demand, bear no interest, and are unsecured.

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1999

NOTE 4. Other Loans Receivable

CLS's other loans receivable are concentrated in the State of Washington and are generally secured by real estate. Types of real property securing loans receivable at March 31, 1999 and 1998 are as follows:

                                             1999                 1998
                                         --------------       --------------
Single Family Residential                 $ 298,162             $1,448,738
Commercial Property                                                 22,408
Undeveloped Land                              7,093              1,238,104
Other                                        16,092                  9,665
                                         --------------       --------------
                                          $ 321,347             $2,718,915
                                         ==============       ==============

Security positions on loans receivable are as follows:

                                             1999                 1998
                                          ------------          ----------
First lien position                       $ 288,898             $2,668,407
Second lien position                              -                 50,508
Other                                        32,449                      -
                                          ------------          ----------
                                          $ 321,347             $2,718,915
                                          ============          ==========

Principal payments to be received for the years ending March 31 are as follows:

        2000                                      $     72,131
        2001                                           100,000
        2002                                            12,141
        2003                                            35,181
        2004                                            50,848
        Thereafter                                      51,046
                                                    ----------
                                                   $   321,347

These loans have interest rates ranging from 10% to 14%.


Note 5. Other Loans Payable

Other loans payable include loans and debenture payable made up of amounts due to investors with varying terms. Interest rates vary from 5% to 7%.

                              CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

Note 5. (Continued)

Principal payments on loans and debentures payable for the years ending March 31 are as follows:

           2000                              $ 1,693,129
           2001                                1,808,564
           2002                                1,735,113
           2003                                2,644,128
           2004                                  694,814
           Thereafter                            933,102
                                             ------------
                                             $ 9,508,850
                                             ============

As of March 31, 1999, CLS had issued $5,250,000 in unsecured debenture certificates. Debenture certificates plus accrued interest amounting to a total of $5,918,140 are outstanding at March 31, 1999. Management is presently attempting to extend maturity dates and reduce the rate of interest on these debentures. However, there is no assurance that management's effort will be successful. Additional debentures are not allowed since CLS has violated certain regulations in the state of Washington.

Management is also attempting to reduce the interest rate on CLS's secured debt. However, there can be no assurance that any creditors will agree to a reduction.

If the attempts to restructure the debentures and secured debt described above are not successful, management expects to address its potential liquidity issues by selling certain real estate.

Note 6.  Notes Payable

                                            1999                 1998
                                        --------------        -------------
Line of credit with an individual for a
maximum of $700,000 due Nov 15, 2000.
Interest at 12% annually is to be paid
monthly.  In addition. CLS is to pay
a loan service fee of $2300 per month
when there are outstanding balances. The
line of credit is secured by a blanket
assignment of notes and related deeds of
trust as draws are made.                  $       -           $         -
                                        ===============       ==============

                         CLS FINANCIAL SERVICES, INC
                        NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1999

Note 6. (Continued)

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

Part 1
Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
PLAN OF OPERATION AND LIQUIDITY
The sale of real estate and the sale of previously held loans receivable to Investors, combined with principal payments on loan receivable provide the source of funds to invest in loans receivable. For the three months ended March 31, 1999 sale of debentures including accrued interest under the SB-2 registration approved May 3, 1996 were $2,959,765. The company is no longer pursuing debenture offerings as a source of funds for making loans. Available liquidity will dictate the volume of loan purchases that may be acquired by the Company.

The interest received on loans and funding fees provide the funds necessary to pay the expenses and interest due to investors on debenture purchases. The company manages its cash by reselling the loans to other investors in order to recapture the original debenture investment which will in turn be used again to fund other loans.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The quarter ended Mar 31, 1999 reflects a net loss of $36,986. Set forth below are the key results from operation for the quarter ended Mar 31, 1999 and Mar 31, 1998.

1. OBILIGATIONS
The company strives to be investor oriented, servicing the investor is of utmost importance. Timely payments to the investor is a standard operating procedure, all investors received interest and/or principal payments per the reorganization plan set forth in the prior 10-K filing. The company has had one investor meeting and is scheduling similar meetings with investors each month through this reorganization process in order to keep the investor informed of the financial condition and changes of CLS.

2. THE SALE OF REAL ESTATE AND LOAN RECEIVABLE PROVIDES THE FUNDS NECESSARY TO FUND MORE LOANS.
The demand for loans receivable to purchase by investors continues but at a much slower pace due to the reorganization plan provided by management. The real estate market continues to thrive in western Washington. It has been reported that in 1998 alone property values increased by an average of 10% in both King and Snohomish Counties. The company does have prime commercial and residential properties in both of these counties.

3. REVENUES INCREASE
Total revenues for the quarter ended Mar 31, 1999 increased by $14,500, a 4% rise over quarter end Mar 31, 1998. The management's focus for this first quarter of 1999 has been mainly on resolving the lawsuit and thus increases in revenue may have slowed. However, with the second quarter focus on recovery of this lawsuit settlement, the subsequent 10-Q filings will be optimistic and an improvement in profitability over the first quarter. This is evidenced by subsequent loans brokered since 3/31/99 and the impact of reduced costs such as payroll and interest expenses. Historically, the first quarter has been the slowest in regards to revenue generated.

4. TYPE OF PROPERTY SECURING LOANS RECEIVABLE HAS CHANGED.
As of Mar 31, 1999, 84% of loans receivable portfolio was secured by a first lien on real property. Management projects that a continued high percentage of loans will be secured in this manner.


5. TOTAL EXPENSES INCREASED FOR THE THREE MONTHS ENDED MAR 31, 1999.
Total expenses ending Mar 31, 1999 increased by $55,193 from Mar 31, 1998. This was largely due to increases in commissions paid to loan officers and to interest expense which increased due to a larger investor base.
However, a reduction in interest expense paid to investors and a 50% reduction in owners wages in subsequent quarters will directly reduce expenditures and thus increase profitability.

RETURN ON ASSETS, EQUITY, AND EQUITY TO ASSETS RATIO
The following net returns were realized during the six months ended Mar 31, 1999 and Mar 31, 1998.
                                             Three months ended Mar 31,
                                              1999               1998
Return on assets
(net income divided by average total asset)   (.400%)           .06%
Return on equity
(net income divided by average equity)        (3.33%)           .95%
Equity to assets
(average equity divided by average assets      12.%             6.28%

PLAN OF OPERATION THROUGHOUT THE YEAR
The company is committed to continue to offer real estate and loan receivable for sale to the public for the foreseeable future. Management expects loan growth through the sale of these items to increase conservatively by 10%.
The company expects to repay the debenture investments as they mature with maturing loans receivable that are tied exclusively to the debenture offering notes, sell real estate or to sell a complete loan to an investor as a mortgage broker dealer.

The company has begun a reorganization plan which mainly affects debenture holders, and the owners of the company. This includes a 50% reduction in interest rates paid to investors, an extension of the maturity date of the debentures, and a 50% reduction in salaries paid to both Jerry Vanhook and Mel Johnson. In subsequent quarters these reductions will directly decrease expenses and increase profitability. This will offset the deficit in Retained Earnings currently carried on CLS's financial statements.

The company actively pursues delinquent accounts and immediately sells any foreclosed property thus having no nonearning receivables. Management's strategy and policy has been to retain loans with a loan to value ratio of no more than 65%. Every effort is made to assure profitability even in the event of a foreclosure sale.

The company forecasts a stable demand for its services in the foreseeable future, evidenced by the daily loan inquiries, portfolio performance, subsequent loans closed after Mar 31, 1999 and the attractive real estate market in which the company services.

UNCERTAINTIES
The initial reorganization plan proposed by management has been accepted by the clear majority of the investors of debentures. However, there is no certainty that the company wil be able to reorganize if the investors do not agree. In that case, the company will be forced to liquidate or file for a reorganization under Chapter 11 of the Bankruptcy Code. Management believes that after the investors study the formal plan submitted, that the management's plan is in the best interest of the investor. The savings of administration costs, court hearings, and compliance with the Bankruptcy Code, rules and United States Trustee directives, will ultimately inure to the investors, rather than counsel, accountants and the Trustee office.

Part 2
Item 1    LEGAL PROCEEDINGS

The company was involved in a lawsuit, (see prior filing 10-K for more information) which was settled and subsequently completed April of 1999. Because of this lawsuit, the company has been compelled to present a reorganization plan to it's investors. As discussed before this plan would reduce interest rates and extend the maturity dates of the debenture holders. With the exception of two investors, the reorganization plan has been accepted and is underway. The two investors have filed a lawsuit and others may follow. However, it is clear to the majority of the investors that it is in their best interest to work with management through this recovery period. In the event the company is unable to reorganize with the investors consent, CLS may be forced to liquidate or file under Chapter 11 of the Bankruptcy Code.
In that case, the investors of debentures will most likely lose a substantial portion of their principle, since the value of CLS is represented in the market equity in real property, namely the market value of the property sold at a price in excess of book value.

ITEM 2    CHANGES IN SECURITIES
None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5    OTHER INFORMATION

None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number    Exhibit

27        Financial Data Schedule


The company did not file any reports on Form 8-K in the first quarter of 1999.


                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS FINANCIAL SERVICES, INC
Registrant






/S/Gerald C. Vanhook                                    May 14, 1999
----------------------------                            ------------
Gerald C. Vanhook, President                            Date