Form 10-Q
period 1999-06-30
CLS FINANCIAL SERVICES INC
filed 1999-08-13
CIK 932795

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999
-----------------------------------------------------------------------
                                       or

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

                            CLS Financial Services, Inc
                            Quarterly Report on Form 10-Q
                       For the period ended June 30, 1999


Part I

                                                                         Page
   Item 1:        Financial Statements                                     4

   Item 2:        Managements Discussion & Analysis of Financial Condition &
                  Result of Operation                                     14


Part II

   Item 1:        Legal Proceedings                                       16

   Item 2:        Change in Securities                                    16

   Item 3:        Defaults upon Senior Securities                         16



   Item 4:        Submission of Matters to a Vote of Security Holders     17

   Item 5:        Other Information                                       17



   Item 6:        Exhibits & Reports on Form 8-K                          17


   Item 7:        Financial Data Schedule                                 18

                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEET
                            June 30,1999 AND 1998

                                                        1999           1998
ASSETS                                                --------      ---------
Cash                                                  $ 22,055       $ 68,207
Cash - trust account                                    16,075         17,980
Loans Receivable from related party                  3,717,243      3,494,320
Other Loans Receivable                                 302,260      3,136,309
Other receivable                                        92,505        104,128
Real estate owned                                    6,213,178        656,229
Property and equipment, at cost, less
accumulated depreciation of $173,477
in 1999 and $145,686 in 1998                            92,885        117,654
Other                                                  134,598        330,300
                                                      ---------     ---------
     Total Assets                                  $10,590,799     $7,925,127
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                  140,841        104,332
Trust account payable                                   16,075         17,980
Deferred Income Tax                                          0         17,413
Loans payable other                                  9,615,307      6,334,221
                                                      --------      ---------
     Total Liabilities                               9,772,223      6,479,946
                                                     ---------      ---------
STOCKHOLDERS' EQUITY
Common stock, Class one, no par value, 500 shares       10,000         10,000
authorized, issued and outstanding
Common stock, Class Two, $1000 par value              1,000,000     1,000,000
2,500 shares authorized, 1000 issued and
outstanding
Retained earnings (deficit)                           (191,424)       435,181
                                                      ---------      --------
     Total Stockholders' Equity                         818,576     1,445,081
                                                     ----------     ---------
     Total Liabilities & Stockholders' Equity       $10,590,799    $7,925,127
                                                       ========      ========

See Notes to Financial Statements

                         CLS FINANCIAL SERVICES, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS
                               June 30, 1999 AND 1998

                                                     1999           1998
REVENUES                                             ----           ----
Loan fees                                          $537,611        $487,984
Interest on loans                                   323,311         368,411
Loan servicing and application fees                  91,547         147,019
Other income                                          4,146           3,495
                                                    -------         -------
                                                    956,615       1,006,909

OPERATING EXPENSES
Wage and payroll taxes                              311,203        416,909
Commissions and referrals                           217,289         61,394
Interest expense                                    232,601        304,102
Advertising                                          12,743         39,348
Rent                                                 39,176         34,153
Office and utilities                                113,023        115,608
Depreciation and amortization                        12,000         12,000
Excise Tax & Misc Direct Costs                        9,878          3,485
                                                     -------        -------
     Total operating costs                          947,913        986,999

INCOME BEFORE PROVISION FOR
FEDERAL INCOME TAX                                    8,702         19,910
PROVISION FOR FEDERAL INCOME TAX                          -          2,100
                                                     ------         ------
NET INCOME (LOSS)                                     8,702         17,810

RETAINED EARNINGS, beginning of year                200,126        417,371
                                                    --------       --------
RETAINED EARNINGS (deficit),ending                ($191,424)      $435,181
                                                    =======        =======

See Notes to Financial Statements

                          CLS FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                            June 30, 1999 AND 1998

                                                     1999           1998
                                                     ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                                  $ 8,702       $ 17,810
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization                       12,000         12,000
Change in Operating assets and liabilities
  Receivables, other than loan receivable          102,437       (111,720)
  Accounts payable and accrued expenses             31,387        (51,892)
  Other                                           (146,801)       (84,613)
                                               -----------       ---------
NET CASH PROVIDED (USED) BY OPERATIONS               7,725       (218,415)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                       0        (43,677)
Change in related party loans                      171,080        (17,824)
Change in loans receivable related party            18,103       (664,339)
Change in real estate owned                       (142,422)       742,398
                                                ----------        --------

NET CASH FROM INVESTING ACTIVITIES                  46,761         16,558
                                                ----------        --------
CASH FLOW FROM FINANCING ACTIVITIES:
Change in loans payable                            140,202        411,027
Borrowings (payments) on line of credit           (215,000)             0
Common stock issued                                      0       (180,467)
                                                ----------      ----------
NET CASH FROM FINANCING ACTIVITIES                 (74,798)       230,560
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH                    (20,312)        28,703

CASH BALANCE - BEGINNING OF PERIOD                  42,367         39,504
                                                   --------       -------

CASH BALANCE - END OF PERIOD                      $ 22,055        $68,207
                                                   =======         =======
Interest paid on a cash basis                     $232,601        $304,102
                                                  ========        ========
Income taxes paid on a cash basis                 $     0         $      0
                                                  ========        ========

 See Notes to Financial Statements

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

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

                             CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                    June 30, 1999


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

                              CLS FINANCIAL SERVICES
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1999



NOTE 1 - (continued)


Income Taxes

CLS accounts for income taxes under the assets and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the CLS financial statements or income tax returns. CLS has a net operating tax loss of approximately $600,000, expiring in 2019. The benefit of this loss (approximately $200,000) has been fully reserved.

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

In addition, CLS is subject to various Federal Trade Commission (FTC) regulations. Based on a series of relatively minor FTC violations, CLS is required to deposit $60,000 in an escrow account to pay redress. As of June 30, 1999, this amount had not been requested by FTC or deposited into the escrow account, however, the funds were requested and deposited on August 2, 1999.

                        CLS FINANCIAL SERVICES, INC
                       NOTES TO FINANCIAL STATEMENTS
                              June 30, 1999


NOTE 3. Loans Receivable From Related Party and Payable to Related Party

CLS has loans receivable from related parties as follows:

PSIG                                         $3,495,108
PSRESG                                           58,483
PSAG                                             18,980
A partnership which PSIG is a partner           144,434
PSCW                                                238
                                             -----------
                                             $3,717,243
                                             ===========
The loan receivable from PSIG at June 30, 1999, is due on demand, bears interest at 12% and is secured by real property as follows (amounts are as represented by PSIG):

Single Family Residential                                     $  754,938
Multi-Family Residential                                         497,925
Undeveloped Land                                               1,886,028
                                                              ----------
                                                              $3,138,891
                                                              ==========

The other related party loans receivable are due on demand, bear no interest and are unsecured. Also, CLS occasionally has loans payable to related parties which are generally due on demand, bear no interest, and are unsecured.

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                                June 30, 1999

NOTE 4. Other Loans Receivable

CLS's other loans receivable are concentrated in the State of Washington and are generally secured by real estate. Types of real property securing loans receivable at June 30, 1999 and 1998 are as follows:

                                             1999                 1998
                                         --------------       --------------
Single Family Residential                 $ 284,678             $ 917,896
Commercial Property                                               221,500
Undeveloped Land                                  0             1,703,314
Other                                        17,582               339,238
                                         --------------       --------------
                                          $ 302,260            $3,181,948
                                         ==============       ==============

Security positions on loans receivable are as follows:

                                             1999                 1998
                                          ------------          ----------
First lien position                       $ 219,451             $3,121,219
Second lien position                         66,669                 60,729
Other                                        16,140                      -
                                          ------------          ----------
                                          $ 302,260             $3,181,948
                                          ============          ==========

Principal payments to be received for the years ending June 30 are as follows:

        2000                                      $     79,717
        2001                                            42,401
        2002                                            92,673
        2003                                            36,923
        2004                                            29,200
        Thereafter                                      21,346
                                                    ----------
                                                   $   302,260
                                                    ==========

These loans have interest rates ranging from 10% to 14%.


Note 5. Other Loans Payable

Other loans payable include loans and debenture payable made up of amounts due to investors with varying terms. Interest rates vary from 5% to 7%.

                              CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

Note 5. (Continued)

Principal payments on loans and debentures payable for the years ending March 31 are as follows:

           2000                              $ 1,526,746
           2001                                1,143,920
           2002                                2,777,307
           2003                                2,632,314
           2004                                  604,051
           Thereafter                            930,969
                                             ------------
                                             $ 9,615,307
                                             ============

As of June 30, 1999, CLS had issued $5,250,000 in unsecured debenture certificates. Debenture certificates plus accrued interest amounting to a total of $5,901,499 are outstanding at June 30, 1999. Management is presently attempting to extend maturity dates and reduce the rate of interest on these debentures. However, there is no assurance that management's effort will be successful. Additional debentures are not allowed since CLS has violated certain regulations in the state of Washington.

Management is also attempting to reduce the interest rate on CLS's secured debt. However, there can be no assurance that any creditors will agree to the reorganization plan.

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
                                        ===============       ==============

                         CLS FINANCIAL SERVICES, INC
                        NOTES TO FINANCIAL STATEMENTS
                              June 30, 1999

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

Part 1
Item 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION PLAN OF OPERATION AND LIQUIDITY

The sale of real estate and the sale of previously held loans receivable to Investors, combined with principal payments on loan receivable provide the source of funds to invest in loans receivable. For the six months ended
June 30, 1999 sale of debentures including accrued interest under the SB-2 registration approved May 3, 1996 were $2,962,865. The company is no longer pursuing debenture offerings as a source of funds for making loans. Available liquidity will dictate the volume of loan purchases that may be acquired by the Company.

The interest received on loans and funding fees provide the funds necessary to pay the expenses and interest due to investors on debenture purchases. The company manages its cash by reselling the loans to other investors in order to recapture the original debenture investment which will in turn be used again to fund other loans.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The quarter ended Jun 30, 1999 reflects a net gain of $8,702. Set forth below are the key results from operation for the quarter ended June 30, 1999 and June 30, 1998.

1. OBILIGATIONS
The company strives to be investor oriented, servicing the investor is of utmost importance. Timely payments to the investor is a standard operating procedure, all investors received interest and/or principal payments per the reorganization plan set forth in the prior 10-K filing. The company has had several investor meetings and is continuing to schedule similar meetings with investors each month through this reorganization process in order to keep the investor informed of the financial condition and changes of CLS.

2. THE SALE OF REAL ESTATE AND LOAN RECEIVABLE PROVIDES THE FUNDS
NECESSARY TO FUND MORE LOANS.
The demand for loans receivable to purchase by investors continues but at a much slower pace due to the reorganization plan provided by management. The real estate market continues to thrive in western Washington. It has been reported that in 1999, property values increased by an average of 10%-15% in both King and Snohomish Counties. The company does have prime commercial and residential properties in both of these counties.

3. LOAN FEES INCREASE
As reported on the previous 10Q, the second quarter has proved to be a better revenue generator as far as loan fees, specifically, an increase of $49,627 or 10% over the same period in 1998. The other revenue accounts have decreased over the same period in 1998. This is largely due to the change in policy of pursuing hard money loans. The competitive nature and potential liabilities that ensue from this types of loans has created a shift to pursuing the brokered loan market rather than the hard money lending market. The third quarter ending 9/30/99 also looks promising for revenues generated. Management has focused on hiring proven loan officers and is hopeful that the volume generated from these loan officers will dramatically increase net income.

4. TYPE OF PROPERTY SECURING LOANS RECEIVABLE HAS CHANGED.
As of June 30, 1999, 94% of loans receivable portfolio was secured by a first lien on real property. Management projects that a continued high percentage of loans will be secured in this manner.


5. TOTAL EXPENSES DECREASED FOR THE SIX MONTHS ENDED JUNE 30, 1999.
Total expenses ending June 30, 1999 decreased by $39,086 from June 30, 1998. This was largely due to the decrease in interest expense paid to investors and the 50% reduction in the owners wages. Further decreases in expenses will be recognized in subsequent quarters as tighter restraints are being placed on office expenditures and the accurate allocation of various expenses to related party companies.

RETURN ON ASSETS, EQUITY, AND EQUITY TO ASSETS RATIO
The following net returns were realized during the six months ended June 30, 1999 and June 30, 1998.
                                             Six months ended June 30,
                                              1999               1998
Return on assets
(net income divided by average total asset)    .09%             .01%
Return on equity
(net income divided by average equity)        7.14%             .02%
Equity to assets
(average equity divided by average assets     1.32%             .22%

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

The company forecasts a stable demand for its services in the foreseeable future, evidenced by the daily loan inquiries, portfolio performance, subsequent loans closed after June 30, 1999 and the attractive real estate market in which the company services.

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

Part 2
Item 1    LEGAL PROCEEDINGS

The company was involved in a lawsuit, (see prior filing 10-K for more information) which was settled and subsequently completed April of 1999. Because of this lawsuit, the company has been compelled to present a reorganization plan to it's investors. As discussed before this plan would reduce interest rates and extend the maturity dates of the debenture holders. With the exception of two investors, the reorganization plan has been accepted and is underway. The two investors have filed a lawsuit, however, subsequent to the 6/30/99 ending date of this filing settlement discussions are underway. However, it is clear to the majority of the investors that it is in their best interest to work with management through this recovery period. In the event the company is unable to reorganize with the investors consent, CLS may be forced to liquidate or file under Chapter 11 of the Bankruptcy Code. In that case, the investors of debentures will most likely lose a substantial portion of their principle, since the value of CLS is represented in the market equity in real property, namely the market value of the property sold at a price in excess of book value.

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

CLS FINANCIAL SERVICES, INC
Registrant






                                                        AUG 10, 1999
----------------------------                            ------------
Gerald C. Vanhook, President                            Date