Form 10-Q
period 1999-09-30
CLS FINANCIAL SERVICES INC
filed 1999-11-12
CIK 932795

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1999
-----------------------------------------------------------------------
                                       or

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

                            CLS Financial Services, Inc
                            Quarterly Report on Form 10-Q
                       For the period ended September 30, 1999


Part I

                                                                         Page
   Item 1:        Financial Statements                                     4

   Item 2:        Managements Discussion & Analysis of Financial Condition &
                  Result of Operation                                     14


Part II

   Item 1:        Legal Proceedings                                       16

   Item 2:        Change in Securities                                    17

   Item 3:        Defaults upon Senior Securities                         17



   Item 4:        Submission of Matters to a Vote of Security Holders     17

   Item 5:        Other Information                                       17



   Item 6:        Exhibits & Reports on Form 8-K                          17


   Item 7:        Financial Data Schedule                                 18

                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEET
                            September 30,1999 AND 1998

                                                        1999           1998
ASSETS                                                --------      ---------
Cash                                                  $250,686       $ 82,182
Cash - trust account                                   122,287        349,912
Loans Receivable from related party                  2,973,006      4,538,279
Other Loans Receivable                                 697,758      1,914,035
Other receivable                                       76,302          89,330
Real estate owned                                    6,077,231        680,424
FTC account                                             60,000              0
Property and equipment, at cost, less
accumulated depreciation of $173,477
in 1999 and $151,686 in 1998                            89,053        114,677
Other                                                  119,175        142,413
                                                      ---------     ---------
     Total Assets                                  $10,465,498     $7,911,252
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                   97,807        133,273
Trust account payable                                  122,287        349,912
Loans payable other                                  9,426,471      5,995,895
                                                      --------      ---------
     Total Liabilities                               9,646,565      6,479,080
                                                     ---------      ---------
STOCKHOLDERS' EQUITY
Common stock, Class one, no par value, 500 shares       10,000         10,000
authorized, issued and outstanding
Common stock, Class Two, $1000 par value              1,000,000     1,000,000
2,500 shares authorized, 1000 issued and
outstanding
Retained earnings (deficit)                           (191,067)       422,172
                                                      ---------      --------
     Total Stockholders' Equity                         818,933     1,432,172
                                                     ----------     ---------
     Total Liabilities & Stockholders' Equity       $10,465,498    $7,911,252
                                                       ========      ========

See Notes to Financial Statements

                         CLS FINANCIAL SERVICES, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS
                           September 30, 1999 AND 1998

                                                     1999           1998
REVENUES                                             ----           ----
Loan fees                                          $698,751        $929,663
Interest on loans                                   501,756         579,508
Loan servicing and application fees                 125,384          97,699
Gain on sale of properties                           24,950               0
Other income                                         11,215             284
                                                    -------         -------
                                                  1,362,056       1,607,154

OPERATING EXPENSES
Wage and payroll taxes                              437,764        561,093
Commissions and referrals                           285,875        175,199
Interest expense                                    333,684        485,241
Advertising                                          28,567         72,963
Rent                                                 58,929         53,509
Office and utilities                                174,305        215,222
Depreciation and amortization                        18,000         18,000
Excise Tax & Misc Direct Costs                       15,873         21,126
                                                     -------        -------
     Total operating costs                        1,352,997      1,602,353

INCOME BEFORE PROVISION FOR
FEDERAL INCOME TAX                                    9,059          4,801
PROVISION FOR FEDERAL INCOME TAX                          -              0
                                                     ------         ------
NET INCOME (LOSS)                                     9,059          4,801

RETAINED EARNINGS, beginning of year               (200,126)       417,371
                                                    --------       --------
RETAINED EARNINGS (deficit),ending                ($191,067)      $422,172
                                                    =======        =======

See Notes to Financial Statements

                          CLS FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                            September 30, 1999 AND 1998

                                                     1999           1998
                                                     ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                                  $ 9,059       $  4,801
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization                       18,000         18,000
Change in Operating assets and liabilities
  Receivables, other than loan receivable           87,965         80,775
  Accounts payable and accrued expenses            (11,649)           (74)
  Other                                           (100,703)      (115,620)
  Purchase of equipment                             (2,166)       (35,803)
  FTC account                                      (60,000)             0
                                               -----------       ---------
NET CASH PROVIDED (USED) BY OPERATIONS             (59,494)       (47,920)

CASH FLOW FROM INVESTING ACTIVITIES:
Change in related party loans                      915,316       (181,695)
Change in loans receivable related party          (377,395)      (342,226)
Change in real estate owned                         (6,475)       117,306
                                                ----------        --------

NET CASH FROM INVESTING ACTIVITIES                 531,446       (406,615)
                                                ----------        --------
CASH FLOW FROM FINANCING ACTIVITIES:
Change in loans payable                            (48,633)       677,680
Borrowing (payments) on line of credit            (215,000)             0
Common stock issued                                      0       (180,467)
                                                ----------      ----------
NET CASH FROM FINANCING ACTIVITIES                 (263,633)      497,213
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH                    (208,319)       42,678

CASH BALANCE - BEGINNING OF PERIOD                  42,367         39,504
                                                   --------       -------

CASH BALANCE - END OF PERIOD                      $ 250,686        $82,182
                                                   =======         =======
Interest paid on a cash basis                      $333,684        $485,241
                                                   ========        ========
Income taxes paid on a cash basis                  $     0         $      0
                                                   ========        ========

 See Notes to Financial Statements

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

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

CLS is related to a series of other companies that provide services to CLS customers as follows:

Puget Sound Investment Group, Inc. (PSIG). PSIG owns, manages real estate and develops real estate for sale. PSIG borrows funds in its own name, acquires property in its own name and has, in the past, borrowed funds from investors on loans that were brokered by CLS. PSIG has, in the past, acquired title to properties through the foreclosure process on loans originated by CLS.

Puget Sound Appraisal Group, Inc. (PSAG). PSAG provides appraisal services for loans originated by CLS. PSAG charges CLS customers directly for these services. As of September 15, 1999 management has decided to close this corporation and use outside appraisal companies instead.

Puget Sound Real Estate Services Group, Inc. (PSRESG). PSRESG provides real estate closing services for loans originated by CLS . PSRESG charges CLS customers directly for these services.

Puget Sound Construction of Washington, Inc. (PSCW). PSCW provides residential repair services to properties owned by PSIG and CLS. There have been minor repairs performed on real estate owned by CLS by PSCW in the third quarter of 1999.

The Class One stockholders of CLS are the stockholders in the companies listed above.

CLS and its affiliated companies allocate rent based on space used, management and labor costs based on time, telephone expenses based on number of employees, computers and equipment based on usage and other overhead costs based on reasonable estimates of use.

Loan interest accrual and loan losses

Interest on loans is not recognized when loans become ninety days delinquent. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to resume payments. Interest previously accrued but not collected is charged against income at the time the loan becomes ninety days delinquent.

                             CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999


NOTE 1 - (continued)

Sales of real estate

Real estate held for sale is stated at the lower of cost (specific identification) or market. Sales of real estate generally are accounted for under the full accrual method. Under that method, a gain is not recognized until collectability of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met.

Loan origination and servicing fees

Loan origination fees and direct loan origination costs are recognized when the loans are sold by CLS, except when loan is kept in the CLS portfolio.

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

Advertising

Advertising costs are expenses as incurred.

                              CLS FINANCIAL SERVICES
                          NOTES TO FINANCIAL STATEMENTS
                            September 30, 1999



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

NOTE 2. FTC Regulations

CLS is subject to various Federal Trade Commission (FTC) regulations. Based on a series of relatively minor FTC violations, CLS is required to deposit $60,000 in an escrow account to pay redress. As of September 30, 1999, this amount had been requested by FTC and deposited into the escrow account.

                        CLS FINANCIAL SERVICES, INC
                       NOTES TO FINANCIAL STATEMENTS
                         September 30, 1999


NOTE 3. Loans Receivable From Related Party and Payable to Related Party

CLS has loans receivable from related parties as follows:

PSIG                                         $2,710,208
PSRESG                                           87,451
PSAG                                             25,261
A partnership which PSIG is a partner           144,084
PSCW                                              6,002
                                             -----------
                                             $2,973,006
                                             ===========
The loan receivable from PSIG at Sept 30, 1999, is due on demand, bears interest at 12% and is secured by real property as follows (amounts are as represented by PSIG):

Single Family Residential                                     $  650,450
Multi-Family Residential                                         497,925
Undeveloped Land                                               1,561,833
                                                              ----------
                                                              $2,710,208
                                                              ==========

The other related party loans receivable are due on demand, bear no interest and are unsecured. Also, CLS occasionally has loans payable to related parties which are generally due on demand, bear no interest, and are unsecured.

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                            September 30, 1999

NOTE 4. Other Loans Receivable

CLS's other loans receivable are concentrated in the State of Washington and are generally secured by real estate. Types of real property securing loans receivable at Sept 30, 1999 and 1998 are as follows:

                                             1999                 1998
                                         --------------       --------------
Single Family Residential                 $ 682,471             $ 925,737
Commercial Property                                                   903
Undeveloped Land                                  0               969,683
Other                                        15,287                17,712
                                         --------------       --------------
                                          $ 697,758            $1,914,035
                                         ==============       ==============

Security positions on loans receivable are as follows:

                                             1999                 1998
                                          ------------          ----------
First lien position                       $ 646,621             $1,609,639
Second lien position                         35,850                 79,396
Other                                        15,287                225,000
                                          ------------          ----------
                                          $ 697,758             $1,914,035
                                          ============          ==========

Principal payments to be received for the years ending Sept 30 are as follows:

        2000                                      $    120,387
        2001                                            94,380
        2002                                           387,341
        2003                                            45,104
        2004                                            29,200
        Thereafter                                      21,346
                                                    ----------
                                                   $   697,758
                                                    ==========

These loans have interest rates ranging from 10% to 14%.


Note 5. Other Loans Payable

Other loans payable include loans and debenture payable made up of amounts due to investors with varying terms. Interest rates vary from 5% to 7%.

                              CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

Note 5. (Continued)

Principal payments on loans and debentures payable for the years ending September 30 are as follows:

           2000                              $ 1,508,235
           2001                                1,131,177
           2002                                2,733,677
           2003                                2,639,412
           2004                                  565,588
           Thereafter                            848,382
                                             ------------
                                             $ 9,426,471
                                             ============

As of Sept 30, 1999, CLS had issued $5,250,000 in unsecured debenture certificates. Debenture certificates plus accrued interest amounting to a total of $5,901,499 are outstanding at Sept 30, 1999. CLS voluntarily suspended the offering of Debentures since the limit had been sold as registered by coordination with the State of Washington's Department of Financial Institutions, Securities Division. At present, CLS has no plans to sell additional debentures pursuant to its Federal or State offerings.

Management has reduced the interest rate paid to debenture holders in order to preserve cash flow for current operations and extended the term of the debentures for maturity. There is no assurance that the Debenture Holders will continue to accept the reduced interest payments or the term extension. Management has made plans to address this potential liquidity issue in the future by selling real estate owned.

Note 6.  Notes Payable


CLS has a line of credit with an individual for a maximum of $700,000 due Nov 15, 2000. Interest at 12% annually is to be paid monthly. In addition, CLS is to pay a loan service fee of $2300 per month when there are outstanding balances. The line of credit is secured by a blanket assignment of notes and related deeds of trust as draws are made. There was an outstanding balance at the end of September 1999 in the amount of $684,357 included in loans payable.

                         CLS FINANCIAL SERVICES, INC
                        NOTES TO FINANCIAL STATEMENTS
                            September 30, 1999

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

Part 1
Item 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION PLAN OF OPERATION AND LIQUIDITY

The sale of real estate and the sale of previously held loans receivable to Investors, combined with principal payments on loan receivable provide the source of funds to invest in loans receivable. As of September 30, 1999 CLS had issued $5,250,000 in unsecured debentures. The total outstanding balance for the most recent registered debentures including accrued interest was $2,962,865. The total outstanding debenture balance is $5,919,220. The company is no longer pursuing debenture offerings as a source of funds for making loans. Available liquidity will dictate the volume of loan purchases that may be acquired by the Company.

The interest received on loans and funding fees provide the funds necessary to pay the expenses and interest due to investors on debenture purchases. The company manages its cash by reselling the loans to other investors in order to recapture the original debenture investment which will in turn be used again to fund other loans.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The year to date September 30, 1999 a net income is $9,059. Set forth below are the key results from operation for the quarter ended September 30, 1999 and September 30, 1998.

1. OBLIGATIONS
The company strives to be investor oriented and the primary goal is to protect the investors' principle to the extent possible, especially for the unsecured debenture holders. During the quarter, the debenture holders were paid interest at 50% of the debenture rate for each holder. The company unilaterally restructured the debenture debt in the first quarter of 1999, by reducing the interest payments by 50% and extending the maturity date by 5 years in order to preserve cash flow, prevent a default and protect the investor's principle. The company has held monthly meetings and a quarterly meeting to reassess when increases in the interest rate can be implemented. All investors have been contacted and are being kept informed of the restructuring of the company. Management expects to increase the interest rate paid to investors in the first quarter of 2000, at the meeting to be held in February, 2000.

2. THE SALE OF REAL ESTATE AND LOAN RECEIVABLE PROVIDES THE FUNDS
NECESSARY TO FUND MORE LOANS.
Investor demand for loans receivable to purchase continues but at a slower pace due to the repayment plan provided by management. It has been reported that in 1999, property values increased by an average of 10%-15% in both King and Snohomish Counties. The company does have prime commercial and residential properties in both of these counties and a vibrant market in which to sell properties if need be. CLS was issued a broker dealer permit as of October 1, 1999, in which the company can fractionalize larger loans receivable to multiple outside investors.

3. LOAN FEES INCREASE

Loan fees increased from the quarter ended 6/30/99 to the quarter ended 9/30/99 by 24%. The company attributes the continued growth to the increase in loans originated and sole. The competitive nature and potential liabilities that ensue from hard money lending has created a shift to pursuing the brokered loan market rather than the hard money lending market. The fourth quarter ending 12/31/99 looks promising for revenues generated.

CLS has been approved as a Washington State Real Estate Broker, Gerald C. Vanhook, designated broker.

Management intends to operate the Broker division as an additional profit center to market and sell CLS and affiliated company real property and retain the customary broker and agent commission. The more significant long term impact of this new department is the availability of critical data about the real estate market, individual properties in particular, and opportunity for more aggressive, consistent approach to obtaining distressed real estate at discount.

4. TYPE OF PROPERTY SECURING LOANS RECEIVABLE HAS CHANGED.
As of September 30, 1999, 92% of loans receivable portfolio was secured by a first lien on real property. Management projects that a continued high percentage of loans will be secured in this manner.

5. TOTAL EXPENSES DECREASED FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999. Total expenses for the quarter ending September 30, 1999 decreased by $249,356 from September 30, 1998. This was largely due to the decrease in interest expense paid to investors and the 50% reduction in the salaries of the president and vice-president. Further decreases in expenses will be recognized in subsequent quarters as tighter restraints are being placed on office expenditures and the accurate allocation of various expenses to related party companies.

RETURN ON ASSETS, EQUITY, AND EQUITY TO ASSETS RATIO
The following net returns were realized during the nine months ended September 30, 1999 and September 30, 1998.
                                             Nine months ended September 30,
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

The company initiated a restructuring plan to reduce the interest payment to debenture holders by 50% and extend the term by 5 years in the first quarter of 1999. The company has reduced the salaries of the President (Jerry Vanhook) and the Vice President (Mel Johnson) by 50% and continued to reduce costs. Management has terminated the affiliated appraisal company and continued to right size the company employee duties and responsibilities. Management expects that this cost restructuring will allow the company to continue to operate profitably, as the company readies real property for sale at the optimum market price.

The company actively pursues delinquent accounts. Management's strategy and policy has been to retain loans with a loan to value ratio of no more than 65%. Every effort is made to assure profitability even in the event of a foreclosure sale.

The company forecasts a stable demand for its services in the foreseeable future, evidenced by the daily loan inquiries, portfolio performance, subsequent loans closed after September 30, 1999 and the attractive real estate market which the company services.

UNCERTAINTIES
The investors have overwhelmingly supported the restructuring plan previously discussed. However, there is no certainty that the company will be able to cut costs if the investors do not agree. In that case, the company would be forced to liquidate or file for a reorganization under Chapter 11 of the Bankruptcy Code. Management believes that after the investors study the formal plan submitted, they will see the new repayment plan is in the best interest of the investor. The savings in administration costs that would be incurred under a more formal legal proceeding will ultimately inure to the investors.

Part 2
Item 1    LEGAL PROCEEDINGS

At present, the Company is not involved in any lawsuits, other than collection actions. The Company has settled the lawsuits previously discussed in the 10K for 1998 and the previous 10Q's. Although settlement terms remain confidential, the financial statements clearly set forth that the terms of the settled lawsuits have been in the best financial interest of the debenture investors. In addition, the Department of Financial Institutions, Securities Division, has resorted the Company permit to sell fractional interests in loans to Washington Residents (Broker Dealer permit Q-03792) effective October 1, 1999.

ITEM 2    CHANGES IN SECURITIES
None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

See restructuring initiative previously discusses.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5    OTHER INFORMATION

None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number    Exhibit

27        Financial Data Schedule


The company did not file any reports on Form 8-K in the third quarter of 1999.


                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

CLS FINANCIAL SERVICES, INC
Registrant






                                                        Nov 11, 1999
----------------------------                            ------------
Gerald C. Vanhook, President                            Date