Form 10-K
period 1999-12-31
CLS FINANCIAL SERVICES INC
filed 2000-03-29
CIK 932795

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
-----------------------------------------------------------------------
                                       or

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


      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

                     CLS FINANCIAL SERVICES, INC.
       ANNUAL REPORT OF FORM 10-K FOR THE FISCAL YEAR ENDED
                        DECEMBER 31, 1999

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

                              PART I

ITEM 1    DESCRIPTION OF BUSINESS

Business Development and Description
CLS Financial Services, Inc. , is a Washington State Corporation (referred to as the "company") incorporated March of 1990. The company's primary business is to engage in the brokerage of loans and the purchase and sale of real estate contracts, mortgages, and deeds of trust ("loans"). The company has continued its registration with the State of Washington to sell in whole or in part loans pursuant to its Mortgage Broker Dealer license. The company also buys and sells real estate. In 1999, the company started a new division for real estate brokerage.

The company originates loans by lending money directly to borrowers. These loans may be held in the company's inventory or resold to investors with all servicing rights and servicing fees retained by the company. The company also acts as a broker retained by the borrower to find a suitable lender. The initial sale of debenture investments, principal reductions and the reselling of loans to investors provided the source of funds needed to invest in new loans receivable. Likewise, the purchase and sale of real estate as an investment opportunity to investors provides an additional source of funds.

The company has originated loans as set forth below:
-----------------------------------------------------------------------------
YEAR TOTAL LOAN ORIGINATIONS  LOANS BROKERED & SOLD    COMPANY LOAN PORTFOLIO
-----------------------------------------------------------------------------
1994    $22,919,838.00          $20,374,002.00            $2,545,836.00
1995    $19,868,765.00          $16,202,907.00            $3,665,858.00
1996    $20,962,033.00          $17,969,295.00            $2,992,738.00
1997    $15,253,345.00          $12,766,411.00            $2,486,934.00
1998    $31,718,132.00          $27,965,691.00            $3,752,441.00
1999    $29,511,957.00          $27,590,809.00            $1,921,148.00

The company has generated revenue as set forth below:
-----------------------------------------------------------------------------
                       1997              1998                 1999
-----------------------------------------------------------------------------
GROSS REVENUE     $1,730,865.00     $2,206,821.00       $1,757,334.00
OPERATING EXPENSE $1,001,622.00     $2,086,107.00       $1,248,744.00
SALARY EXPENSE      $698,294.00       $738,214.00         $491,922.00
NET INCOME/(Loss)   $ 30,949.00      ($617,500.00)         $16,698.00


Security
As of December 31, 1999 and December 31, 1998, 86% and 87%, respectively, of the loans in the portfolio were secured by first liens on real property. Management expects this trend to continue. See Note 5, Notes to Financial Statements.

Borrowers and Competition
The company is a full service mortgage company. The company advertises in the local media, accepts referrals and employs loan officers. The company brokers Class A and B loans to established lenders. Some of the primary competitors are Beneficial Financial Services and Quality Mortgage. The company also services more difficult to place Class C loans. The company investment criteria for Class C loans places more emphasis on the value of the collateral and to a lesser extent the borrower's credit worthiness. The company underwrites these loans conservatively, with an average loan to appraised value of 65% or loan to tax assessed value of 50%. The company used the proceeds of the debenture securities offering to originate Class C loans. The market for Class C loans is competitive with lenders such as Lornty Investors, and Pacific Coast as direct competitors. The company believes it will remain competitive based upon its history and the economic and real estate market growth in the Snohomish, King and Pierce County areas.

ITEM 2    DESCRIPTION OF PROPERTY

The company's principle investment objective is to acquire a portfolio of real estate collateralized loans at 2-4% over the cost of capital. In order to do so the company must acquire loans in which the borrowers are considered a higher risk than Class A borrowers who have higher credit ratings. These loans are secured by a first lien position on real estate located in the Western Washington area. The majority of the loans are in the $50,000-$100,000 range bearing interest between 12% to 18%. Types of real property securing loans (including related party loans) as of December 31, 1999 are set forth below:
SINGLE FAMILY RESIDENCES      $1,370,784.00
COMMERCIAL PROPERTY           $  638,760.00
RAW LAND                      $1,852,474.00
OTHER                            $15,130.00
TOTAL LOAN RECEIVABLE         $3,877,148.00

ITEM 3    LEGAL PROCEEDINGS

In 1998, the company was involved in a lawsuit that initially began as a foreclosure action. The borrower defaulted and subsequently filed a petition in the Bankruptcy Court in the Western District of Washington (Cause #A98-01561). The debtor initiated an adversary action against CLS and the investors (Cause #A98-01561) claiming that the Defendants had violated the Washington Consumer Protection Act and proceeded on multiple legal liability theories and damage claims. The Court agreed with the Plaintiff's that the loan essentially masked the intent of the Defendants, which was to own the property for substantial gain. The company disagreed, however, based on the potential adverse ruling from the Court and the limited resources of CLS, the parties entered into a settlement agreement, which resulted in the loss set forth in the audited financial statements in 1998. See Note 3, Loss on Legal Settlement.

As a result of the lawsuit, CLS was compelled to restructure its debt, primarily to debenture holders. The company proposes to investors, mainly the debenture holders, that the interest rate would be reduced by 50% and the term increased by 5 years. In early 1999, CLS circulated the proposal to the investors. At least one investor complained to the State of Washington

Securities Director of the Department of Financial Institutions. The complaint, the adverse court ruling and following settlement resulted in a Consent Order (SDO 99-10) entered into by CLS with the State of Washington Securities Division. CLS had previously discontinued the offering of debentures and formally notified the State of Washington and the SEC. Two investors promptly filed a lawsuit, captioned, Evergreen et.al. vs. CLS in the Western District of Washington Federal Court, cause number C99-0309L. That case was settled out of court, on terms favorable to CLS and the remaining debenture holders, primarily due to the unique secured position of the plaintiffs in property that was sold, in which one of the plaintiff's was in a first lien position.

Also during 1998, CLS was one of the many subjects of a nationwide Federal Trade Commission investigation. Based on a series of relatively minor FTC violations, CLS agreed to settle the matter on terms financially favorable to the company. In so doing, CLS deposited $60,000 in an escrow account to pay redress to borrowers, who never did complain to CLS directly. The amount was deposited in 1999 in an escrow account and is reflected in the audited financial statements as Note 2, FTC Regulations.

CLS did circulate the consent order and initial 1998 financial statements.
The 1998 audited statements were prepared late because the original auditor did not complete the 1998 engagement, requiring CLS to hire another CPA firm to audit the 1998 records. CLS held a meeting with investors in April of 1999 and several times during the year, particularly when the compiled 1999 quarterly financial statements were available. Investor participation in the meetings steadily declined, to a level of approximately ten investors each quarter. The company circulated continuing questions and answers from each meeting to all investors. The company plans to continue this communication process in 2000.

At year end 1999, the company circulated amended debenture agreements and certificates to the debenture holders, seeking their written agreement and affirmation of the restructuring. The company has received an overwhelming acceptance by the debenture holders. Nearly 90% of the investors in number and dollars have agreed and have forwarded or agreed to forward their written acknowledgment. One debenture holder has disagreed and has indicated the potential likelihood of litigating the matter. At present, if the company were forced to liquidate its assets in an auction scenario, investors in debentures will most likely lose a substantial portion of their principal, since the value of the property is represented in the market equity of the real estate. Property sold at auction or distress sale prices would yield substantially less than book value, because much of the secured investment in real estate is in developing property (property under development or projects under construction) that the company intends to sell at market prices, not bargain prices. This represents the last impediment in the successful restructuring of the company.

In the event that any debenture holder refuses to accept the terms of the financial restructuring, there is no legal basis to impose the restructuring terms on the debenture holders under state or federal law, excepting an approved reorganization under Chapter 11 of the Bankruptcy Code. This liquidation scenario represents the major risk to investors, and the company is presently developing plans to protect all debenture holders, with a special emphasis of insuring that debenture holders who agreed to the restructuring are not unfairly prejudiced by debenture holders who hold out. Beginning in the first quarter of 2000, based on the improved financial condition of the company, the interest rate of return to the debenture holders was increased. The company plans to increase the return during the third and fourth quarters of 2000, as the financial condition permits.

At present, the company is not involved in any adverse litigation against it, other than routine collection activities. CLS continues to address potential securities issues related to the restructuring of the company and is cooperating fully with the Securities Division of the Department of Financial Institutions for the State of Washington.

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None


                             PART II

ITEM 5     MARKET FOR COMMON EQUITY & RELATED MATTERS

Market Information
There is no public market for the company's investment debentures, nor is one likely to develop. The investment debentures are not expected to be listed on any formal exchange.

ITEM 6    SELECTED FINANCIAL DATA

YEAR           1995          1996        1997        1998       1999
REVENUE        $1,778,366    $1,652,870  $1,730,865  $2,206,821 $1,757,334
INCOME (LOSS)
OPERATIONS     $  114,691    $   88,805  $   31,188  ($ 617,500)$   16,698
TOTAL ASSETS   $4,607,563    $4,016,609  $7,905,735  $10,640,650$11163,177
LONG TERM
OBLIGATIONS    $1,369,822    $1,111,168  $5,115,992  $7,981,976 $7,979,131

ITEM 7 MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION
Plan of Operation & Liquidity
Principal payments and the reselling of loans to investors provided the source of funds to invest in loans receivable. Available liquidity will dictate the volume of loan purchases that may be acquired by the company. Management has established a policy of conservative collateral lending. As a result, defaulted loans generally create additional profit centers as the collateral value has been sufficient to sustain the increased yield created by the company servicing the debt on behalf of the borrower but retaining the increased default rate when the borrower cures the loan. The company manages cash by reselling the loans to other investors in order to recapture original debenture investments which is to fund other loans. The company relies on its ability to resell loan receivable or real estate in sufficient amounts to generate funds needed to pay off maturing debentures under the restructuring plan. The external sources of liquidity include a line of credit, sale of debentures, payoff on loan receivables, the sale of loan receivables, and sale of real estate.

Capital Resources
Interest received on loans funded and servicing fees provide the funds for expenses and interest due to debenture investors. Principle payoffs on loans receivable due will provides the funds to repay the debenture principle. The loan receivables are tied specifically to these debenture payables with similar maturity over the next five years. There are no other significant commitments for capital expenditures as of December 31, 1999.

Results of Operations
In 1999, 1998, 1997, 1996 and 1995 the company originated 29.5, 31.7, 15.3,
20.9, 19.9 million dollars in loans respectively. The company's revenues from operations were 1.76, 2.2, 1.7, 1.7, 1.8, million dollars in 1999, 1998,
1997, 1996 and 1995 respectively. Expenses from operations decreased to $1,771,632 from $2,824,321 in 1998. This reduction in expense was largely due to the decrease in salary expenses directly related to the decrease in executive compensation and the restructuring of the interest expense.

Property Value Trends
There are no known or predicted property value downward trends. Management expects that property values will continue to increase in the Puget Sound area. Management bases this prediction on industry reports that indicate the value of property in the western Washington area has increased in 2000 and shows no downward trends.

Obligations
In order to protect the debenture holder's principle, in early 1999 the company reduced the interest rate by 50% and thereafter and the maturity was extended by 5 years. In the first quarter of 2000, the interest rates on the debenture accounts were increased based on the financial success of the restructuring. In the future, management plans to increase the interest rate paid to debenture holders in the third and fourth quarters of 2000, based on the financial condition of the company. In 1999, the company met its obligations under the restructuring plan to all investors. The company's principle performance objective is to meet all restructuring obligations and to provide an annual increase in retained earnings. The company receives interest payments from loans receivable sufficient to pay debenture investor interest. The company relies on its ability to sell loans receivable to generate the necessary cash to pay principle to the investor. The company is in the process of developing a five year plan to schedule loan maturity dates and real estate marketing efforts to correspond with the restructured maturity dates of the debentures.

Return on Asset, Equity, and Equity to Assets Ratio
The following net returns were realized during the years ended December 31, 1999 and 1998.
Year Ended December 31,                                 1999        1998
Return on Assets (net income/avg total assets)           .15%       (.15%)
Return on Equity (net income/avg equity)                2.04%      (2.84%)
Equity to Assets (avg equity/avg total assets)          7.50%        .05%

Plan of Operation
The company is committed to offer real estate and loan receivables for sale to investors for the foreseeable future. Management expects loan growth to remain steady, with little change from 1999. More effort has been placed on the loan department to obtain A & B type loans to sell to brokers which will generate more income based on the increased volume.

The company has also opened a new division in 1999 for real estate brokerage in order to satisfy the demand to assist buyers in finding and purchasing a home. Currently, the company employs four real estate salespersons. The company expects this to be important to its long term success. The company expects this effort to be synergistic to its core business and to actually be a profit center. This division establishes the company as the premier one stop real estate company by not only helping the home buyer finance the home purchase, but actually helping the buyer find a home to purchase.

The company's cash management goal is to invest all available funds through loan receivables or real estate. Market demand for the company services remain strong as there has been no shortage of investment options that meet the company's investment criteria. The company expects to be able to continue to acquire similar loans in the future. Loan purchases will be limited by available liquidity as previously discussed.

The company actively pursues delinquent accounts. As a result, nonearning receivables are minimal and generally fully collected within thirty to sixty days. Management's strategy and policy has been to underwrite conservatively. This strategy will continue with a loan to value ratio average of 65%. Every effort is made to assure profitability even in the event of a foreclosure sale.

The company forecasts a stable demand for its services in the foreseeable future, evidenced by the daily loan inquiries, portfolio performance, external predications and subsequent loans funded after December 31, 1999.

Uncertainties
The restructuring plan has been accepted by the clear majority of the debenture investors. However, there is no guarantee that the company will be able to reorganize if all of the investors do not agree. In the case a debenture holder, with investments in an amount material in relation to the company's net worth, proceeds with litigation, the company will be forced to litigate to protect investors who agreed to the restructuring. In the alternative, and in a worst case scenario, the company could be forced to liquidate or perhaps file for a formal reorganization under Chapter 11 of the Bankruptcy Code. Management believes that after the investors study the audited financial statements, the information contained in this 10K, reviews the real estate portfolio and loan portfolio and reviews the industry predictions, that they will agree that it is their collective best interests to support the restructuring plan initiated by management. The savings of administration costs, court hearings, and compliance with the Bankruptcy Code, rules and United States Trustee directives, will ultimately inure to the investors, rather than counsel, accountants and the Trustee office.

ITEM 8      FINANCIAL STATEMENTS

            Index to Financial Statements as of December 31, 1999

                                                                   Page
Independent Auditors Statement                                      9

Balance Sheet                                                      11

Statement of Income and Retained Earnings                          12

Statement of Cash Flows                                            13

Notes to Financial Statements                                   14-18

                                (LETTERHEAD)

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
CLS Financial Services, Inc
Lynnwood, Washington


We have audited the accompanying balance sheets of CLS Financial Services, Inc. as of December 31, 1999 and 1998, and the related statements of operations and retained earnings (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLS Financial Services, Inc. as of December 31, 1999 and 1998 and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Peterson Sullivan PLLC

February 25, 2000

                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEETS
                        December 31, 1999 AND 1998

                                                        1999           1998
ASSETS                                                --------      ---------
Cash                                                  $ 73,436       $ 42,367
Cash - trust account                                    14,556         31,218
Loans Receivable from related party                  3,904,309      3,888,322
Loans Receivable                                       680,186        320,362
Receivables                                            223,048        164,267
Real estate owned                                    6,134,167      6,070,756
Property and equipment, at cost, less
accumulated depreciation of $189,692
in 1999 and $161,477 in 1998                            78,838        104,886
Other                                                   54,637         18,472
                                                      ---------     ---------
     Total Assets                                  $11,163,177    $10,640,650
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                  102,095        109,456
Trust account payable                                   14,556         31,218
Loans payable                                        9,520,600      9,475,105
Notes payable                                          699,357        215,000
                                                      --------      ---------
     Total Liabilities                              10,336,608      9,830,779
                                                     ---------      ---------
STOCKHOLDERS' EQUITY
Common stock, Class one, no par value, 500 shares       10,000         10,000
authorized, issued and outstanding
Common stock, Class Two, $1000 par value              1,000,000      1,000,000
2,500 shares authorized, 1000 issued and
outstanding at December 31, 1999 and 1998
Retained earnings (deficit)                           (183,431)      (200,129)
                                                      ---------       --------
     Total Stockholders' Equity                        826,569        809,871
                                                     ----------      ---------
     Total Liabilities & Stockholders' Equity      $11,163,177    $10,640,650
                                                    ===========    ===========

See Notes to Financial Statements

                         CLS FINANCIAL SERVICES, INC.
                  STATEMENTS OF INCOME AND RETAINED EARNINGS
                    Years Ended December 31, 1999 AND 1998

                                                     1999           1998
REVENUES                                             ----           ----
Loan fees                                          $879,657        $980,701
Interest on loans                                   739,867         801,408
Loan servicing and application fees                 101,650         424,225
Other income                                          9,766             487
Real Estate Sales (net of costs of real estate of
                   $231,606)                         26,394               -
                                                    -------         -------
      Total Revenues                              1,757,334       2,206,821

OPERATING EXPENSES
Wage and payroll taxes                              491,922        738,214
Commissions and referrals                           411,487        318,238
Interest expense                                    491,368        714,807
Advertising                                          16,786         98,662
Rent                                                 78,683         79,043
Office and utilities                                161,536        138,539
Professional fees                                    91,635         63,876
Depreciation and amortization                        28,215         27,794
Loss on legal settlement                                  -        645,151
                                                    -------        -------
     Total expenses                               1,771,632      2,824,321
                                                  ---------      ----------
     Income (loss) before provision for income tax  (14,298)      (617,500)

Income tax benefit                                   30,996              -
                                                    -------       --------
Net income (loss)                                    16,698       (617,500)

RETAINED EARNINGS, beginning of year               (200,129)       417,371
                                                    --------       --------
RETAINED EARNINGS (deficit),ending                ($183,431)     ($200,129)
                                                    =======        =======

See Notes to Financial Statements

                          CLS FINANCIAL SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1999 AND 1998

                                                     1999           1998
                                                     ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                                 $ 16,698      ($617,500)
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization                       28,215         27,791
Loss on legal settlement                                 -        645,151
Gain on Sale of Real Estate                        (26,394)             -
Change in Operating assets and liabilities
  Receivables, other than loan receivable          (58,781)         5,838
  Accounts payable and accrued expenses             (7,361)       (23,891)
  Other                                            (36,165)        19,217
Proceeds from real estate held for sale            258,000              -
Purchase of real estate held for sale             (295,017)             -
                                               -----------       ---------
NET CASH PROVIDED (USED) BY OPERATIONS            (120,805)        56,606

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                  (2,167)       (46,699)
Change in related party loans                      (15,987)    (2,513,831)
Change in loans receivable related party          (359,824)     1,251,447
                                                  ---------     ---------

NET CASH FROM INVESTING ACTIVITIES                (377,978)    (1,309,083)
                                                ----------        --------
CASH FLOW FROM FINANCING ACTIVITIES:
Change in loans payable                             45,495      1,040,340
Borrowings (payments) on line of credit            484,357        215,000
                                                ----------      ----------
NET CASH FROM FINANCING ACTIVITIES                 529,852      1,255,340
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH                     31,069          2,863

CASH BALANCE - BEGINNING OF PERIOD                  42,367         39,504
                                                   --------       -------

CASH BALANCE - END OF PERIOD                      $ 73,436        $42,367
                                                   =======         =======
Interest paid on a cash basis                     $491,368        $765,071
                                                  ========        ========
Income taxes paid on a cash basis                 $      -         $ 6,300
                                                  ========        ========

 See Notes to Financial Statements

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                                   AUDITED
                               December 31, 1999
NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
CLS FINANCIAL SERVICES, INC. ("CLS") earns fees from the origination of real estate loans, commissions from the sale of real estate to home buyers, and purchases and sells real estate contracts, mortgages and deeds of trust. As such, CLS is subject to regulations in the state of Washington with respect to mortgage broker dealers. CLS also buys and sells real estate.

CLS is related to a series of other companies that provide services to CLS customers as follows:

Puget Sound Investment Group, Inc. (PSIG). PSIG owns and manages real estate, and develops real estate for sale. PSIG borrows funds in its own name, acquires property in its own name and has, in the past, borrowed funds from investors on loans that were brokered by CLS. PSIG has, in the past, acquired title to properties through the foreclosure process on loans originated by CLS. In 1998, when a real estate loan was made by CLS went into foreclosure, PSIG assumed the payment obligation on the loan. Foreclosed loans which had been assumed by PSIG amounted to $430,284 at December 31, 1998, and were included in loans receivable from related party. Any gain or loss recognized as part of the foreclosure and eventual dispositin of the collateral was recorded by PSIG. This activity did not take place in 1999.

In addition, CLS earned management fees from PSIG of $346,000 in 1998 for oversight of certain PSIG operations. Finally, during 1998, PSIG transferred real property to CLS with a book value of $6,070,756. Related mortgages on these properties of $3,554,051 were also transferred to CLS. These transfers were made pursuant to regulations of the State of Washington. PSIG originally acquired there properties with cash advances made by CLS.

Puget Sound Appraisal Group, Inc. (PSAG). PSAG provides appraisal services for loans originated by CLS. PSAG charges CLS customers directly for these services. As of September 15, 1999, management has decided to close this corporation and use outside appraisal companies.

Puget Sound Real Estate Services Group, Inc. (PSRESG). PSRESG provides real estate closing services for loans originated by CLS . PSRESG charges CLS customers directly for these services.

Puget Sound Construction of Washington, Inc. (PSCW). PSCW provides residential repair services to properties owned by PSIG and CLS. PSCW charges CLS directly for these services.

The Class One stockholders of CLS are the stockholders in the companies listed above.

CLS and its affiliated companies allocate rent based on space used, management and labor costs based on time, telephone expenses based on number of employees, computers and equipment based on usage and other overhead costs based on reasonable estimates of use.

                             CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                     AUDITED
                               December 31, 1999

NOTE 1 - (continued)

Loan interest

Generally, interest on loans is recognized on loans using the interest method. Interest on loans are not recognized when loans become ninety days delinquent. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to resume payments. Interest previously accrued but not collected is charged against income at the time the loan becomes ninety days delinquent.

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

                              CLS FINANCIAL SERVICES
                          NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1999
                                     Audited

NOTE 1 - (continued)

Income Taxes

CLS accounts for income taxes under the assets and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the CLS financial statements or income tax returns. The income tax benefit of $30,996 results from a refund received by carrying back prior year tax losses to years when income tax was paid. This refund had not been recognized as a receivable at December 31, 1998. At December 31, 1999, CLS has a deferred tax asset that primarily results from net operating loss carryforwards. These carryforwards amount to $595,000 and expire in 2019. The resulting asset of $213,000 has been fully reserved.

Advertising

Advertising costs are expended as incurred.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and related disclosures. Accordingly, the actual amounts could differ from those estimates.

Note 2. FTC Regulations

CLS is subject to various Federal Trade Commission ("FTC") regulations. Based on a series of relatively minor FTC violations, CLS was required to deposit $60,000 in an escrow account to pay redress. The amount has been requested by FTC and deposited in 1999 into an escrow account. At December 31, 1999, this amount has been written down to net realizable value of $36,000 and is included in other assets.

Note 3. Loss on Legal Settlement

During 1998, CLS, along with PSIG, were named as defendants in a lawsuit brought by a customer. The suit was settled in February 1999 which resulted in a non-cash loss of $1,949,777. CLS and PSIG agreed that $645,151 of the total loss amount is attributable to CLS. Accordingly, CLS recorded its agreed share of the loss in its December 31, 1998, financial statements.

                            CLS FINANCIAL SERVICES, INC
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1999
                                       AUDITED

NOTE 4. Loans Receivable From Related Party and Payable to Related Party

CLS has loans receivable from related parties as follows:
                                                1999              1998
                                             -----------       ------------
PSIG                                         $3,701,645        $3,684,228
PSRESG                                           94,220            40,817
PSAG                                             25,315             4,122
PSCW                                             15,329                 -
A partnership which PSIG is a partner            67,800           159,155
                                             -----------       -----------
                                             $3,904,309        $3,888,322
                                             ===========       ===========
The loan receivable from PSIG at December 31, 1999, is due on demand, bears interest at 12%. Interest income earned from PSIG was $481,110 in 1999 and $422,286 in 1998. Interest receivable from PSIG of $47,540 at December 31, 1999, and is included in other receivables. At December 31, 1998, there was no interest receivable from PSIG. At December 31, 1999, the loan is secured by real property as follows (amounts are as represented by PSIG):

Single Family Residential                                     $  705,728
Multi-Family Residential                                         638,760
Undeveloped Land                                               1,852,474
                                                              ----------
                                                              $3,196,962
                                                              ==========

The other related party loans receivable are due on demand, bear no interest and are unsecured.

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

NOTE 5. Loans Receivable

CLS's other loans receivable are concentrated in the State of Washington and are generally secured by real estate. Types of real property securing loans receivable at December 31, 1999 and 1998 are as follows:

                                             1999                 1998
                                         --------------       --------------
Single Family Residential                 $ 665,056             $ 199,694
Undeveloped Land                                  -                80,141
Other                                        15,130                40,527
                                         --------------       --------------
                                          $ 680,186             $ 320,362
                                         ==============       ==============

Security positions on loans receivable are as follows:

                                             1999                 1998
                                          ------------          ----------
First lien position                       $ 590,799             $ 287,913
Second lien position                         42,407                     -
Third lien position                          31,850                     -
Other                                        15,130                32,449
                                          ------------          ----------
                                          $ 680,186             $ 320,362
                                          ============          ==========

Principal payments to be received for the years ending December 31 are as follows:

        2000                                      $    250,556
        2001                                           210,000
        2002                                           158,927
        2003                                            42,407
        2004                                            18,296
                                                     ----------
                                                   $   680,186

These loans have interest rates ranging from 10% to 14%.


Note 6. Loans Payable

Loans payable include loans and debenture payable made up of amounts due to investors with varying terms. Interest rates vary from 10% to 14%.

                              CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                    AUDITED
                               December  31, 1999

Note 6. (Continued)

Principal payments on loans and debentures payable for the years ending December 31 are as follows:

           2000                              $ 1,541,469
           2001                                  919,886
           2002                                2,870,034
           2003                                2,546,502
           2004                                  649,509
           Thereafter                            993,200
                                             ------------
                                             $ 9,520,600
                                             ============

As of December 31, 1999, CLS had issued $5,250,000 in unsecured debenture certificates. Debenture certificates plus accrued interest amounting to a total of $5,920,640 are outstanding at December 31, 1999.

Note 7.  Notes Payable

                                            1999                1998
                                        --------------        -------------
Line of credit with an individual for a
maximum of $700,000 due Nov 15, 2000.
Interest at 12% annually is to be paid
monthly.  In addition. CLS is to pay
a loan service fee of $2300 per month
when there are outstanding balances. The
line of credit is secured by a blanket
assignment of notes and related deeds of
trust as draws are made.                  $699,357            $215,000
                                        ===============       ==============


CLS also has a line of credit with a bank for a maximum of $150,000. This line of credit is secured by personal guarantees of the Class One CLS stockholders, and expires November 24, 2002.

Note 8. Common Stock

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

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE
None

                             PART III

ITEM 10    DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT.
The following are the officers of the company:
       Name            Age      Title                  Address
-----------------------------------------------------------------------------
Gerald C. Vanhook     51      President               Mill Creek, WA
Lorrie Vanhook        53      Secretary               Mill Creek, WA
Melvin  Johnson, Jr   42      Vice President          Edmonds, WA
Debbie Little         42      Asst Vice President     Lynnwood, WA

1) Gerald C. Vanhook, (Jerry, 51) is and has been the President of the company since its inception in 1990. Prior to that, he worked for CLS Mortgage, Inc., in Spokane from February 1984 until November 1989, in which he was responsible for acquiring and selling similar securities. He has been employed in several management positions with Consumer Financial Companies, Mortgage Banks, and Credit Unions since 1969.

2) Lorrie Vanhook, (Lorrie, 53) is and has been the corporate
Secretary/Treasurer and is the Department Manager for loan processing. She joined the company in July of 1990, and performed duties as a loan officer. She is the wife of Jerry Vanhook. She has been employed in a variety of positions with GTE over the past 20 years.

3) Melvin Johnson, Jr., (Mel, 42) is and has been the Loan Officer/Investment Officer since joining the company in April of 1989. He became a stockholder and Vice-President on March 1, 1994. He has been employed in a variety of banking positions with First Interstate Bank from 1981-1989. He graduated with a degree in Education from Central Washington University in 1980.

4) Debbie Little, (Debbie, 42) is and has been employed as the Office Manager. She joined the company in February of 1993. She became Assistant Vice President of Operations on October 1, 1996. She is not a stockholder. She has been employed as a Field Supervisors with ITT Financial Services. She graduated from Willamette University with a degree in Public Policy and Speech in 1980.

Family Relationships
Mr. Gerald C. Vanhook, the President, is married to Lorrie Vanhook, the Secretary. They own 67% of the companys outstanding and issued stock in Joint Tenancy with the Right of Survivorship.

Involvement in certain legal proceedings
See Item 3 and Item 7.

ITEM 11   EXECUTIVE COMPENSATION

Summary Compensation Table
      A           B               C                 D             E
Name & Position     Year           Salary           Bonus      Other Salary
------------------------------------------------------------------------------
Gerald Vanhook      1997          $154,152.00         0             0
President           1998           154,152.00         0             0
                    1999            85,402.00         0             0
------------------------------------------------------------------------------
Lorrie Vanhook      1997            52,152.00         0             0
Secretary           1998            52,152.00         0             0
                    1999            52,152.00         0             0
------------------------------------------------------------------------------
Melvin Johnson      1997           154,152.00         0             0
Vice-President      1998           154,152.00         0             0
                    1999           108,467.00         0             0
------------------------------------------------------------------------------
Debbie Little       1997            44,400.00         0             0
Asst. Vice Pres.    1998            44,400.00         0             0
                    1999            48,948.00         0             0
------------------------------------------------------------------------------


The company pays it officers a salary based upon performance. The company pays for health insurance and reimburses officers for expenses incurred in the normal course of business. Gerald Vanhook and Melvin Johnson reduced their salaries by 50% in 1999. Mel Johnson did, however, earn commission on specific real estate transactions that he originated and closed.

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

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships
The role of Puget Sound Real Estate Services Group (referred to as "PSRESG") is to close the Company loans and to service loans. The amount of closing fees paid to PSRESG in 1999 was 175,997.00 as compared to 1998 at 140,285.00. PSRESG also collects the late fees associated with the loans, late fees collected in 1999 were 22,856.00. PSRESG also handles miscellaneous litigation for all companies has needed. PSRESG also manages collection litigation for CLS, when needed.

The role of Puget Sound Appraisal Group (referred to as "PSAG") was to ppraise some of the properties or at minimum review and conduct a visual inspection of the property if appraised by a third party. PSAG also conducted appraisals for outside mortgage companies. In 1999 PSAG appraisal fees were 37,180.00 compared to 1998 of 55,485.00. PSAG's operations were limited to appraisal services only. In September 1999, management decided to close this corporation.

The role of Puget Sound Investment Group (referred to as "PSIG") is varied. PSIG purchases distressed properties or raw land generally for much less than market value and repairs property for resale, rent or development. In addition, PSIG has three wholly owned subsidiaries, PSAG, PSRESG and Puget Sound Construction, Inc.

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

Reports on Form 8-K
The company did not file any reports on Form 8-K in the year 1999.

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