Form 10-Q
period 2000-03-31
CLS FINANCIAL SERVICES INC
filed 2000-05-10
CIK 932795

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2000
-----------------------------------------------------------------------
                                       or

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

                            CLS Financial Services, Inc
                            Quarterly Report on Form 10-Q
                       For the period ended March 31, 2000


Part I

                                                                         Page
   Item 1:        Financial Statements                                     4

   Item 2:        Managements Discussion & Analysis of Financial Condition &
                  Result of Operation                                     11


Part II

   Item 1:        Legal Proceedings                                       13

   Item 2:        Change in Securities                                    13

   Item 3:        Defaults upon Senior Securities                         13



   Item 4:        Submission of Matters to a Vote of Security Holders     14

   Item 5:        Other Information                                       14



   Item 6:        Exhibits & Reports on Form 8-K                          14


   Item 7:        Financial Data Schedule                                 15

                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEET
                           March 31, 2000 AND 1999

                                                        2000           1999
ASSETS                                                --------      ---------
Cash                                                  $ 53,205       $  7,332
Cash - trust account                                    57,227         27,481
Loans Receivable from related party                  3,540,001      3,737,493
Other Loans Receivable                                 759,704        321,347
Other receivable                                       100,950        147,299
Real estate owned                                    5,387,242      6,058,431
Property and equipment, at cost, less
accumulated depreciation of $195,692
in 2000 and $167,477 in 1999                            78,838         98,885
Other                                                  129,385         61,706
FTC Account                                             36,000
                                                      ---------     ---------
     Total Assets                                  $10,142,552    $10,459,974
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                  185,452        150,758
Trust account payable                                   57,227         27,481
Loans payable other                                  9,079,592      9,508,850
                                                      --------      ---------
     Total Liabilities                               9,322,271      9,687,089
                                                     ---------      ---------
STOCKHOLDERS' EQUITY
Common stock, Class one, no par value, 500 shares       10,000         10,000
authorized, issued and outstanding
Common stock, Class Two, $1000 par value              1,000,000      1,000,000
2,500 shares authorized, 1000 issued and
outstanding
Retained earnings (deficit)                           (189,719)      (237,115)
                                                      ---------       --------
     Total Stockholders' Equity                         820,281        772,885
                                                     ----------      ---------
     Total Liabilities & Stockholders' Equity       $10,142,552    $10,459,974
                                                       ========       ========

See Notes to Financial Statements

                         CLS FINANCIAL SERVICES, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS
                               March 31, 2000 AND 1999

                                                     2000           1999
REVENUES                                             ----           ----
Loan fees                                          $209,068        $270,157
Interest on loans                                   196,268         176,333
Loan servicing and application fees                  29,396          32,958
Gain on sale of properties                            6,886               -
Other income                                          4,982             444
                                                    -------         -------
                                                    446,600         479,892

OPERATING EXPENSES
Wage and payroll taxes                              135,040        160,351
Commissions and referrals                           118,825        114,730
Interest expense                                    105,429        164,486
Advertising                                          12,688          5,791
Rent                                                 19,753         19,423
Office and utilities                                 50,045         46,100
Depreciation and amortization                         6,000          6,000
Excise tax and misc. expense                          5,109            -
                                                     -------        -------
     Total operating costs                          452,889        516,881

INCOME (LOSS) FROM OPERATIONS                       ( 6,289)       (36,989)
                                                     -------        -------
NET INCOME BEFORE PROVISION FOR
FEDERAL INCOME TAX                                  ( 6,289)       (36,989)
PROVISION FOR FEDERAL INCOME TAX                          -              -
                                                     ------         ------
NET INCOME (LOSS)                                   ( 6,289)       (36,989)

RETAINED EARNINGS, beginning of year               (183,430)      (200,126)
                                                    --------       --------
RETAINED EARNINGS (deficit),ending                 $189,719)     ($237,115)
                                                    =======        =======

See Notes to Financial Statements

                          CLS FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                            March 31, 2000 AND 1999

                                                     2000           1999
                                                     ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss                                           ($6,289)      ($36,986)
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization                        6,000          6,000
Change in Operating assets and liabilities
  Receivables, other than loan receivable          122,098         16,968
  Accounts payable and accrued expenses             83,357         41,302
  Other                                           (110,748)       (43,234)
  Change in real estate owned                      746,925         12,325
                                                 ---------       --------
NET CASH PROVIDED (USED) BY OPERATIONS             841,343         (3,625)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                  (6,000)             -
Change in related party loans                      364,309        150,829
Change in loans receivable                         (79,518)          (985)
                                               ----------         --------

NET CASH FROM INVESTING ACTIVITIES                 278,791        149,844
                                                ----------        --------
CASH FLOW FROM FINANCING ACTIVITIES:
Change in loans payable                           (441,008)        33,745
Borrowings (payments) on line of credit           (699,357)      (215,000)
                                                __________       ________

NET CASH FROM FINANCING ACTIVITIES              (1,140,365)      (181,255)
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH                    (20,231)       (35,035)

CASH BALANCE - BEGINNING OF PERIOD                  73,436         42,367
                                                   --------       -------

CASH BALANCE - END OF PERIOD                      $ 53,205       $  7,332
                                                   =======         =======
Interest paid on a cash basis                     $105,429       $164,486
                                                  ========        ========
Income taxes paid on a cash basis                 $     0         $      0
                                                  ========        ========

 See Notes to Financial Statements

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                                  March 31, 2000

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

Income Taxes

CLS accounts for income taxes under the assets and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the CLS financial statements or income tax returns. At March 31, 2000, CLS has a deferred tax asset that primarily results from net operating loss carryforwards. These carryforwards amount to $595,000 and expire in 2019. The resulting asset of $213,000 has been fully reserved.

Advertising

Advertising costs are expended as incurred.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and related disclosures. Accordingly, the actual amounts could differ from those estimates.

Note 2. FTC Regulations

CLS is subject to various Federal Trade Commission (FTC) regulations. Based on a series of relatively minor FTC violations, CLS was required to deposit $60,000 in an escrow account to pay redress. The amount has been requested by FTC and deposited in 1999 into an escrow account. At March 31, 2000, this amount has been written down to a net realizable value of $36,000.


NOTE 3. Loans Receivable From Related Party and Payable to Related Party

CLS has loans receivable from related parties as follows:
                                                2000              1999
                                             -----------       ------------
PSIG                                         $3,294,462        $3,694,719
PSRESG                                          116,710            34,332
PSAG                                                  -             8,028
A partnership which PSIG is a partner            79,427           159,155
SCW                                              8,811               414
RMX REIT, Inc                                    40,591                 -
                                             -----------       -----------
                                             $3,540,001        $3,737,493
                                             ===========       ===========
The loan receivable from PSIG at March 31, 2000 is due on demand, bears interest at 12% and is secured by real property as follows (amounts are as represented by PSIG):

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


NOTE 4. Loans Receivable

CLS's other loans receivable are concentrated in the State of Washington and are generally secured by real estate. Types of real property securing loans receivable at March 31, 2000 and 1999 are as follows:

                                             1999                 1999
                                         --------------       --------------
Single Family Residential                 $ 705,460             $  298,162
Undeveloped Land                             40,000                  7,093
Other                                        14,244                 16,092
                                         --------------       --------------
                                          $ 759,704             $ 321,347
                                         ==============       ==============

Security positions on loans receivable are as follows:

                                             2000                 1999
                                          ------------          ----------
First lien position                       $ 690,460             $  288,898
Second lien position                         23,150                      -
Third lien position                          31,850                      -
Other                                        14,244                 32,449
                                          ------------          ----------
                                          $ 759,704             $ 321,347
                                          ============          ==========

Principal payments to be received for the years ending March 31 are as follows:

        2000                                      $    195,850
        2001                                           210,000
        2002                                           218,801
        2003                                           133,649
        2004                                             1,404
                                                    ----------
                                                   $   759,704

These loans have interest rates ranging from 10% to 14%.


Note 5. Loans Payable

Loans payable include loans and debenture payable made up of amounts due to investors with varying terms. Interest rates vary from 10 to 14%.

Principal payments on loans and debentures payable for the years ending March 31 are as follows:

           2000                              $ 1,100,461
           2001                                  919,886
           2002                                2,870,034
           2003                                2,546,502
           2004                                  649,509
           Thereafter                            993,200
                                             ------------
                                             $ 9,079,592
                                             ============

As of March 31, 1999, CLS had issued $5,250,000 in unsecured debenture certificates. Debenture certificates plus accrued interest amounting to a total of $5,920,557 are outstanding at March 31, 2000.

Note 6. Common Stock
Class One shares of common stock are voting shares. Class Two shares are nonvoting. Class Two shares are to receive 80% of any dividends paid, and have a dissolution preference over Class One to the extent of the Class Two capital contributions.

Part 1
Item 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION
Plan of Operation and Liquidity
Principal payments and the reselling of loans to investors provided the source of funds to invest in loans receivable. Available liquidity will dictate the volume of loan purchases that may be acquired by the company. Management has established a policy of conservative collateral lending. As a result, defaulted loans generally create additional profit centers as the collateral value has been sufficient to sustain the increased yield created by the company servicing the debt on behalf of the borrower but retaining the increased default rate when the borrower cures the loan. The company manages cash by reselling the loans to other investors in order to recapture original debenture investments which is to fund other loans. The company relies on its ability to resell loan receivable or real estate in sufficient amounts to generate funds needed to pay off maturing debentures under the restructuring plan. The external sources of liquidity include a line of credit, sale of debentures, payoff on loan receivables, the sale of loan receivables, and sale of real estate.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The quarter ended Mar 31, 2000 reflects a net loss of $6,289. Set forth below are the key results from operation for the quarter ended Mar 31, 2000 and Mar 31, 1999.

1. OBILIGATIONS
The company has continued to have quarterly meetings with the investors to keep them informed of the financial condition of CLS. In the first quarter of 2000, the interest rates on debenture accounts were increased based on the financial success of the restructuring plans. The company did meet its obligations under the restructuring plan in the first quarter of 2000. The company's principle performance objective is to meet all restructuring obligations and provide an annual increase to retained earnings. Interest payments from loans receivable are sufficient to pay debenture investor interest. The company relies on its ability to sell loans receivable to generate enough cash to pay principle to the investor.

2. THE SALE OF REAL ESTATE AND LOAN RECEIVABLE PROVIDES THE FUNDS
NECESSARY TO FUND MORE LOANS.
The demand for loans receivable to purchase by investors continues to remain steady. There are no known or predicted property value downward trends. Industry reports indicate the value of property in the western Washington area has increased in 2000.

3. REVENUES DECREASE
Total revenues for the quarter ended Mar 31, 2000 decreased by $33,292, however, the relative expenses have also decreased by a greater amount of $63,992. The management's focus has been mainly on reducing expenses and developing the relatively new division for real estate brokerage. The company has hired a dynamic sales manager to assist in producing more lending opportunities for CLS as well as managing the brokerage division previously discussed. Historically, the first quarter has been the slowest in regards to revenue generated.

4. TYPE OF PROPERTY SECURING LOANS RECEIVABLE HAS CHANGED.
As of Mar 31, 2000, 90% of loans receivable portfolio was secured by a first lien on real property. Management projects that a continued high percentage of loans will be secured in this manner.

5. TOTAL EXPENSES DECREASED FOR THE THREE MONTHS ENDED MAR 31, 2000.
Total expenses ending Mar 31, 2000 decreased by $63,992 from Mar 31, 1999. This was largely due to decreases in payroll and to interest expense. Management has focused extensively on excess costs along with the continued reduction in salaries paid to themselves and the continued freeze on middle management salaries.

RETURN ON ASSETS, EQUITY, AND EQUITY TO ASSETS RATIO
The following net returns were realized during the six months ended Mar 31, 1999 and Mar 31, 1998.
                                             Three months ended Mar 31,
                                              2000               1999
Return on assets
(net income divided by average total asset)   .150%             (.4%)
Return on equity
(net income divided by average equity)       2.04%             (3.33%)
Equity to assets
(average equity divided by average assets    7.50%             12.00%

PLAN OF OPERATION THROUGHOUT THE YEAR
The company is committed to offer real estate and loan receivables for sale to investors for the foreseeable future. Management expects loan growth to remain steady, with little change from 1999. The company forecasts a stable demand for its services in the foreseeable future, evidenced by the daily loan inquiries, portfolio performance, external predications and subsequent loans funded and brokered and subsequent noninventory homes sold through the real estate brokerage division.

The company has also opened a new division in 1999 for real estate brokerage in order to satisfy the demand to assist buyers in finding and purchasing a home. The company expects this to be an important part of its long term success. This division establishes CLS as the premier one stop real estate company by not only helping the home buyer finance the home purchase, but actually helping with the home search and/or sell.

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

UNCERTAINTIES
The restructuring plan has been accepted by the clear majority of the debenture investors generally, 90% in number of investors and in dollars. However, there is no certainty that the company will be able to reorganize if the remaining 10% holdout investors do not agree. In that case, the company would be forced to liquidate or file for a reorganization under Chapter 11 of the Bankruptcy Code. Management believes that after the investors study the 1999 audited financial statements, the information contained in this 10Q, the real estate portfolio, the loan portfolio and reviews the industry predictions, that they will agree that it is in their collective best interests to support the restructuring plan initiated by management. The savings of administration costs, court hearings, and compliance with the Bankruptcy Code, rules and United States Trustee directives, will ultimately inure to the investors, rather than counsel, accountants and the Trustee office.

Part 2
Item 1    LEGAL PROCEEDINGS
At year end 1999, the company circulated amended debenture agreements and certificates to the debenture holders, seeking their agreement with the restructuring plan discussed in the 1999 and 1998 10K filings. The company has received almost a ninety percent approval thus far by the investors. One debenture holder has disagreed and has indicated the potential likelihood of litigating the matter. If the company were forced to liquidate its assets in an auction scenario, investors in debentures will most likely lose a substantial portion of their principal, since the property would have to be sold at bargain prices rather than the company's intention to eventually sell at favorable market prices. Based on the improved financial condition of the company in the first quarter of 2000, the interest rate of return to debenture holders was increased. The company plans to increase the rate again in the third and fourth quarters of 2000 as the financial condition permits.

The company is not involved in any adverse litigation against it, as of March 31, 2000. However, there are at least 3 threatened lawsuits over some aspect of the restructuring which do not involve routine collection activities.
There is no certainty that the threatened lawsuits will be filed, however, counsel for the company is of the opinion that the threatened lawsuits will not jeopardize the company status as a going concern. Counsel is of the opinion that CLS has the defenses available to it to successfully defend the matters in Court, which could take at least 2 to 3 years to resolve. In any event, CLS has the present ability to settle the threatened litigation and will continue to address settlement proposals. CLS continues to address potential securities issues related to the restructuring of the company and is cooperating fully with the Securities Division of the Department of Financial Institutions for the State of Washington.

ITEM 2    CHANGES IN SECURITIES
None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES
See Item 1. At present, CLS is not in default according to its restructuring plan.

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

CLS FINANCIAL SERVICES, INC
Registrant






                                                        Apr 28, 2000
----------------------------                            ------------
Gerald C. Vanhook, President                            Date