Form 10-Q
period 2000-06-30
CLS FINANCIAL SERVICES INC
filed 2000-08-11
CIK 932795

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2000
-----------------------------------------------------------------------
                                       or

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

                            CLS Financial Services, Inc
                            Quarterly Report on Form 10-Q
                       For the period ended June 30, 2000


Part I

                                                                         Page
   Item 1:        Financial Statements                                     4

   Item 2:        Managements Discussion & Analysis of Financial Condition &
                  Result of Operation                                     14

Part II

   Item 1:        Legal Proceedings                                       16
   Item 2:        Change in Securities                                    16

   Item 3:        Defaults upon Senior Securities
16


   Item 4:        Submission of Matters to a Vote of Security Holders     16
   Item 5:        Other Information
17



   Item 6:        Exhibits & Reports on Form 8-K                          17


   Item 7:        Financial Data Schedule                                 18

                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEET
                           June 30, 2000 AND 1999

                                                        2000           1999
ASSETS                                                --------      ---------
Cash                                               $   159,972    $    22,055
Cash - trust account                                   336,037         16,075
Loans Receivable from related party                  3,749,719      3,717,243
Other Loans Receivable                                 390,276        302,260
Other receivable                                        84,553         92,505
Real estate owned                                    5,498,606      6,213,178
FTC account  36,000          -
Property and equipment, at cost, less
accumulated depreciation of $201,692
in 2000 and $173,477 in 1999                            75,368         92,885
Other                                                  118,697        134,598
                                                     ---------     ---------
     Total Assets                                  $10,449,228    $10,590,799
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                   86,177        140,841
Trust account payable                                  336,037         16,075
Loans payable other                                  9,235,141      9,615,307
                                                      --------      ---------
     Total Liabilities                               9,657,355      9,772,223
                                                     ---------      ---------
STOCKHOLDERS' EQUITY
Common stock, Class one, no par value, 500 shares       10,000         10,000
authorized, issued and outstanding
Common stock, Class Two, $1000 par value              1,000,000     1,000,000
2,500 shares authorized, 1000 issued and
outstanding
Retained earnings (deficit)                            (218,127)     (191,424)
                                                      ---------       --------
     Total Stockholders' Equity                         791,873       818,576
                                                     ----------      ---------
     Total Liabilities & Stockholders' Equity       $10,449,228   $10,590,799
                                                       ========       ========

See Notes to Financial Statements

                         CLS FINANCIAL SERVICES, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS

                                    Six Mos Ended 6/30   Quarter Ended 6/30
                                      2000      1999       2000      1999
                                      ----      ----       ----      ----
REVENUES
Loan fees                          $358,959   $537,611   $149,891  $267,454
Interest on loans                   456,242    323,311    259,974   146,978
Loan servicing and application fees  56,357     91,547     26,961    58,589
Gain (loss) sale of properties       (3,555)         -    (10,441)        -
Other income                         52,658      4,146     47,676     3,702
                                    -------    -------   --------   -------
                                    920,661    956,615    474,061   476,723

OPERATING EXPENSES
Wage and payroll taxes              272,108    311,203    137,068   150,852
Commissions and referrals           239,363    217,289    120,538   102,559
Interest expense                    267,607    232,601    162,178    68,115
Advertising                          25,466     12,743     12,778     6,952
Rent                                 29,507     39,176      9,754    19,753
Office and utilities                101,177    113,023     51,132    66,923
Depreciation and amortization        12,000     12,000      6,000     6,000
Excise tax and misc direct costs      8,130      9,878      3,021     9,878
                                    -------    -------    -------   -------
     Total operating costs          955,358    947,913    502,469   431,032
                                    -------    -------    -------   -------
INCOME BEFORE PROVISION FOR
FEDERAL INCOME TAX                  (34,697)     8,702    (28,408)   45,691
PROVISION FOR FEDERAL INCOME TAX          -          -          -         -
                                     ------     ------     ------   -------
NET INCOME (LOSS)                   (34,697)     8,702    (28,408)   45,691
RETAINED (DEFICIT), beg of period  (183,430)  (200,126)  (189,719) (237,115)
                                   --------   --------    -------   -------
RETAINED(DEFICIT),end of period   ($218,127) ($191,424) ($218,127) (191,424)
                                    =======    =======    =======   =======

See Notes to Financial Statements

                          CLS FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                            June 30, 2000 AND 1999

                                                     2000           1999
                                                     ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                                 ($34,697)      $    8,702
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization                       12,000           12,000
Change in Operating assets and liabilities
  Receivables, other than loan receivable          138,495          102,437
  Accounts payable and accrued expenses            (15,918)          31,387
  Other                                           (100,060)        (146,801)
  Change in real estate owned                      635,562                -
                                               -----------        ---------
NET CASH PROVIDED (USED) BY OPERATIONS             635,382            7,725

CASH FLOW FROM INVESTING ACTIVITIES:
Change in loans receivable                         269,665                -
Change in related party loans                            -          171,080
Change in loans receivable related party           174,835           18,103
Change in real estate owned                              -         (142,422)
Purchase of property and equipment                  (8,530)               -
                                           -------         --------
CASH FROM INVESTING ACTIVITIES                     435,970           46,761
                                           -------         --------
CASH FLOW FROM FINANCING ACTIVITIES:
Change in loans payable                           (285,459)         140,202
Borrowings (payments) on line of credit           (699,357)
(215,000)                                                    ----------
----------
NET CASH FROM FINANCING ACTIVITIES                (984,816)         (74,798)
                                                ----------      ----------
NET INCREASE (DECREASE) IN CASH                     86,536          (20,312)
CASH BALANCE - BEGINNING OF PERIOD                  73,436           42,367
                                                   --------       -------

CASH BALANCE - END OF PERIOD                      $159,972        $  22,055
                                                   =======         =======
Interest paid on a cash basis                     $267,607        $ 232,601
                                                  ========        ========
Income taxes paid on a cash basis                 $     0         $       0
                                                  ========        ========

 See Notes to Financial Statements

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

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

Income Taxes
CLS accounts for income taxes under the assets and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the CLS financial statements or income tax returns. At June 30, 2000, CLS has a deferred tax asset that primarily results from net operating loss carryforwards. These carryforwards amount to $595,000 and expire in 2019. The resulting asset of $213,000 has been fully reserved.

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

FTC and deposited in 1999 into an escrow account. At June 30, 2000, this amount has been written down to net realizable value of $36,000.


NOTE 3. Loans Receivable From Related Party and Payable to Related Party CLS has loans receivable from related parties as follows:

                                                2000              1999
                                             -----------       ------------
PSIG                                         $3,509,061        $3,495,108
PSRESG                                          132,322            58,483
PSCW                                             23,693               238
Two partnerships in which PSIG is a partner      52,632           144,434
RMX REIT, Inc.                                   32,011                 -
PSAG                                                  -            18,980
                                             -----------       -----------
                                             $3,749,719        $3,717,243
                                             ===========       ===========

The loan receivable from PSIG at June 30, 2000, is due on demand, bears interest at 12%. At June 30, 2000, the loan is secured by real property as follows (amounts are as represented by PSIG):

Single Family Residential                                     $  813,625
Multi-Family Residential                                         677,379
Undeveloped Land                                               1,976,938
                                                              ----------
                                                              $3,467,942
                                                              ==========

The other related party loans receivable are due on demand, bear no interest and are unsecured.


NOTE 4. Other Loans Receivable

CLS's other loans receivable are concentrated in the State of Washington and are generally secured by real estate. Types of real property securing loans receivable at June 30, 2000 and 1999 are as follows:


                                             2000                  1999
                                         --------------       --------------
Single Family Residential                 $ 302,273             $284,678
Undeveloped Land                             56,261
-        Other                                        31,742
17,582
                                         --------------       --------------
                                          $ 390,276             $302,260
                                         ==============       ==============

Security positions on loans receivable are as follows:

                                              2000                 1999
                                          ------------          ----------
First lien position                       $ 291,588             $219,451
Second lien position                         47,098               66,669
Third lien position                          31,850     -
Other                                        19,740               16,140
                                          ------------          ----------
                                          $ 390,276             $302,260
                                          ============          ==========

Principal payments to be received for the years ending June 30 are as follows:

        2001                                      $    158,776
        2002                                                 -
        2003                                           136,750
        2004                                            67,826
        2005                                            26,924
                                                    ----------
                                                   $   390,276
                                                    ==========

These loans have interest rates ranging from 10% to 14%.

Note 5. Loans Payable

Loans payable include loans and debenture payable made up of amounts due to investors with varying terms. Interest rates vary from 10% to 14%.

Principal payments on loans and debentures payable for the years ending June 30 are as follows:
           2001                              $ 1,485,752
           2002                                2,794,525
           2003                                1,650,384
           2004                                  894,389
           2005                                1,011,108
           Thereafter                          1,398,983
                                             ------------
                                             $ 9,235,141
                                             ============

As of June 30, 2000, CLS had issued $5,250,000 in unsecured debenture certificates. Debenture certificates plus accrued interest amounting to a total of $5,914,171 are outstanding at June 30, 2000.

Note 6. Common Stock

Class One shares of common stock are voting shares. Class Two shares are nonvoting. Class Two shares are to receive 80% of any dividends paid, and have a dissolution preference over Class One to the extent of the Class Two capital contributions.

Part 1
Item 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION
Plan of Operation and Liquidity
Principal payments and the reselling of loans to investors provided the source of funds to invest in loans receivable. Available liquidity will dictate the volume of loan purchases that may be acquired by the company. Management has established a policy of conservative collateral lending. As a result, defaulted loans generally create additional profit centers as the collateral value has been sufficient to sustain the increased yield created by the company servicing the debt on behalf of the borrower but retaining the increased default rate when the borrower cures the loan. The company manages cash by reselling the loans to other investors in order to recapture original debenture investments which is to fund other loans. The company relies on its ability to resell loan receivable or real estate in sufficient amounts to generate funds needed to pay off maturing debentures under the restructuring plan. The external sources of liquidity include a line of credit, sale of debentures, payoff of loan receivables, the sale of loan receivables, and sale of real estate.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The quarter ended June 30, 2000 reflects a net loss of $28,408. Set forth below are the key results from operation for the quarters ended June 30,
2000 and June 30, 1999.
1. OBILIGATIONS
The company has continued to have quarterly meetings with the investors to keep them informed of the financial condition of CLS. The company did meet its obligations under the restructuring plan in the second quarter of 2000. The company's principle performance objective is to meet all restructuring obligations and provide an annual increase to retained earnings. Interest payments from loans receivable are sufficient to pay debenture investor interest. The company relies on its ability to sell loans recievable to generate enough cash to pay principle to the investor.

2. THE SALE OF REAL ESTATE AND LOANS RECEIVABLE PROVIDE THE FUNDS
NECESSARY TO FUND MORE LOANS.
The demand for loans receivable to purchase by investors continues to remain steady. There are no known or predicted property value downward trends. Industry reports indicate the value of property in the western Washington area continues to increase in 2000.

3. REVENUES DECREASE
Total revenues for the quarter ended June 30, 2000 decreased by $2,662, a .6% decrease from the quarter ended June 30, 1999. While interest expense increased by $94,063 due to raising rates, operating expenses decreased by $22,626. Management's focus continues to be controlling expenses while developing the new real estate brokerage division. Along with this, a decision has been made to aggressively expand the institutional lending side, particularly wholesale lending. To this end, a new sales manager was hired late in the first quarter. As of this writing, the new sales manager has already hired six new loan officers, which are expected to increase revenue more than expense.

4. TYPE OF PROPERTY SECURING LOANS RECEIVABLE HAS CHANGED.
As of June 30, 2000, 75% of loans receivable portfolio was secured by a first lien on real property. Management projects that a continued high percentage of loans will be secured in a first lien position..


5. TOTAL EXPENSES INCREASED FOR THE THREE MONTHS ENDED JUNE 30, 2000.
Total expenses for the quarter ending June 30, 2000 increased by $71,437 from June 30, 1999.
Interest expense increased by $94,063, due to increasing interest rates at the end of the first quarter 2000. Operating expenses decreased by $22,626 due to continued management cost controls.

RETURN ON ASSETS, EQUITY, AND EQUITY TO ASSETS RATIO
The following net returns were realized during the six months ended June 30, 2000 and June 30, 1999.
                                             Six months ended June 30,
                                                2000               1999
Return on assets
(net income divided by average total asset)   ( .32%)              .09%
Return on equity
(net income divided by average equity)        (4.29%)            7.14%
Equity to assets
(average equity divided by average assets      7.49.%             1.32%
PLAN OF OPERATION THROUGHOUT THE YEAR
The company is committed to continue to offer real estate and loans receivable for sale to investors for the foreseeable future. Management expects loan growth to improve steadily as the new manager's plans take hold. The company forecasts a stable demand for its services in the foreseeable future, evidenced by the daily loan inquiries, portfolio performance, external predications and subsequent loans funded and brokered and subsequent homes sold through the real estate brokerage division.

The company opened a new division in 1999 for real estate brokerage in order to sell company and affiliate owned real estate and to satisfy demand to assist buyers in finding and purchasing a home. The company expects this to be an important part of its long term success. This division establishes CLS as the premier one stop real estate company by not only helping the home buyer finance the home purchase, but actually helping with the home search and/or sale.

The company's cash management goal is to invest all available funds through loan receivables or real estate. Market demand for the company's services remains strong as there has been no shortage of investment options that meet the company's investment criteria. The company expects to be able to continue to acquire similar loans in the future. Loan purchases will be limited by available liquidity as previously discussed.

The company actively pursues delinquent accounts. As a result, nonearning receivables are minimal and generally fully collected within thirty to sixty days. Management's strategy and policy has been to underwrite conservatively. This strategy will continue with a loan to value ratio average of 65%. Every effort is made to assure profitability even in the event of a foreclosure sale.

UNCERTAINTIES
 The company continues in the process of restructuring its debt financing . All debenture holders have been contacted and the overwhelming majority are in agreement regarding the need to restructure and the terms proposed by management. It reamins uncertain that at least 90% of the current debenture holders will agree with the restructuring in a writtem agreement. The company will report on the progress in the next 10Q.

Previous 10Q and 10K reports have outlined the uncertainties associated with the restructuring. The company hopes to report that at least 90% of the debenture holders are in written agreement in support of the restructuring.


Part 2
ITEM 1    LEGAL PROCEEDINGS
The company has no new legal proceedings that require reporting. The company remains in the process of restructuring its debt with the debenture holders. As of the end of the quarter, no lawsuits have been filed or threatened by the debenture holders.

ITEM 2       CHANGES IN SECURITIES
None

ITEM 3       DEFAULTS UPON SENIOR SECURITIES
See Item 1. At present, CLS is not in default according to its restructuring plan.

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5       OTHER INFORMATION
None

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-k

Exhibit
Number           Exhibit

27                    Financial Data Schedule

The company did not file any reports on Form 8-K in the second quarter of 2000.




                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS FINANCIAL SERVICES, INC
Registrant





/S/
----------------------------                            ------------
Gerald C. Vanhook, President                            Date