Form 10-Q
period 2000-09-30
CLS FINANCIAL SERVICES INC
filed 2000-10-31
CIK 932795

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2000
-----------------------------------------------------------------------
                                       or

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

                             CLS Financial Services, Inc
                            Quarterly Report on Form 10-Q
                       For the period ended September 30, 2000


Part I

                                                                         Page
   Item 1:        Financial Statements                                     4
   Item 2:        Managements Discussion & Analysis of Financial
                  Condition & Result of Operation
10
Part II

   Item 1:        Legal Proceedings                                       12
   Item 2:        Change in Securities                                    12

   Item 3:        Defaults upon Senior Securities                         12
   Item 4:        Submission of Matters to a Vote of Security Holders     12

   Item 5:        Other Information                                       12
   Item 6:        Exhibits & Reports on Form 8-K                          12

   Item 7:        Financial Data Schedule                                 14

                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEET
                  September 30, 2000 AND December 31, 1999

                                                        2000           1999
ASSETS                                                --------      ---------
Cash                                               $    73,961    $    73,436
Cash - trust account                                     9,863         14,556
Loans Receivable from related party                  3,841,723      3,904,309
Other Loans Receivable                                 372,239        680,186
Other receivable                                        96,242        223,048
Real estate owned                                    5,224,277      6,134,167
FTC account                                             36,000
Property and equipment, at cost, less
accumulated depreciation of $207,692
in 2000 and $173,477 in 1999                            84,321         78,838
Other                                                  120,008         54,637
                                                     ---------     ---------
     Total Assets                                   $9,858,634    $11,163,177
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                  $127,085       102,095
Trust account payable                                     9,863        14,556
Loans payable other                                   8,890,915     9,520,600
                                                      --------      ---------
     Total Liabilities                               9,027,863     10,336,608
                                                     ---------      ---------
STOCKHOLDERS' EQUITY
Common stock, Class one, no par value, 500 shares       10,000         10,000
authorized, issued and outstanding
Common stock, Class Two, $1000 par value             1,000,000      1,000,000
2,500 shares authorized, 1000 issued and
outstanding
Retained earnings (deficit)                           (179,229)      (183,431)
                                                     ---------       --------
     Total Stockholders' Equity                        830,771        826,569
                                                    ----------      ---------
     Total Liabilities & Stockholders' Equity       $9,858,634    $11,163,177
                                                      ========       ========

See Notes to Financial Statements

                         CLS FINANCIAL SERVICES, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS

                                   Nine Mos Ended 9/30   Quarter Ended 9/30
                                      2000      1999       2000      1999
                                      ----      ----       ----      ----
REVENUES
Loan fees                          $484,326   $698,751   $125,367  $161,140
Interest on loans                   649,840    501,756    193,598   178,445
Loan servicing and application fees  69,716    125,384     13,359    33,837
Gain (loss) sale of properties        6,886     24,950     10,441    24,950
Other income                        179,362     11,215    126,704     7,069
                                    -------    -------   --------   -------
                                  1,390,130   1,362,056   469,469   405,441

OPERATING EXPENSES
Wage and payroll taxes              389,158    437,764    117,050   126,561
Commissions and referrals           324,646    285,875     85,283    68,586
Interest expense                    385,524    333,684    117,917   101,083
Advertising                          46,718     28,567     21,252    15,824
Rent                                 34,260     58,929      4,753    19,753
Office and utilities                173,192    174,305     72,015    61,282
Depreciation and amortization        18,000     18,000      6,000     6,000
Excise tax and misc direct costs     14,431     15,873      6,301     5,995
                                    -------    -------    -------   -------
     Total operating costs        1,385,929  1,352,997    430,571   405,084
                                    -------    -------    -------   -------
INCOME BEFORE PROVISION FOR
FEDERAL INCOME TAX                    4,201      9,059     38,898       357
PROVISION FOR FEDERAL INCOME TAX
                                     ------     ------     ------   -------
NET INCOME (LOSS)                     4,201      9,059     38,898       357
RETAINED (DEFICIT), beg of period  (183,430)  (200,126)  (218,127) (191,424)
                                   --------   --------    -------   -------
RETAINED(DEFICIT),end of period   ($179,229) ($191,067) ($179,229) ($191,067)
                                    =======    =======    =======   =======

See Notes to Financial Statements

                          CLS FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                          September 30, 2000 AND 1999

                                                  2000               1999
                                                  ----               ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                                 ($4,201)        $  9,059
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization                      18,000           18,000
Change in Operating assets and liabilities
  Receivables, other than loan receivable         126,806           87,965
  Accounts payable and accrued expenses            24,990          (11,649)
  Other                                          (101,370)        (160,703)
  Change in real estate owned                     909,890            6,475
                                               -----------        ---------
NET CASH PROVIDED (USED) BY OPERATIONS            982,517          (63,803)

CASH FLOW FROM INVESTING ACTIVITIES:
Change in loans receivable                        307,947                0
Change in related party loans                           0          915,316
Change in loans receivable related party           62,586         (377,395)
Purchase of property and equipment                (23,483)          (2,166)
                                                  -------         --------
CASH FROM INVESTING ACTIVITIES                    347,050          535,755
                                                  -------         --------
CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings(repayment) in loans payable            (629,685)        (48,633)
Borrowings (repayments) on line of credit         (699,357)       (215,000)
                                                ----------        --------
NET CASH FROM FINANCING ACTIVITIES              (1,329,042)       (263,633)
                                                ----------      ----------
NET INCREASE (DECREASE) IN CASH                        525        (208,319)
CASH BALANCE - BEGINNING OF PERIOD                  73,436          42,367
                                                   -------        -------

CASH BALANCE - END OF PERIOD                      $ 73,961       $ 250,686
                                                   =======         =======
Interest paid on a cash basis                     $385,524       $ 333,684
                                                  ========        ========
Income taxes paid on a cash basis                 $     0        $       0
                                                  ========        ========

 See Notes to Financial Statements

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                                September 30, 2000

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

CLS is related to a series of other companies that provide services to CLS customers as follows:

Puget Sound Investment Group, Inc. (PSIG). PSIG owns and manages real estate, and develops real estate for sale. PSIG borrows funds in its own name, acquires property in its own name and has, in the past, borrowed funds frominvestors on loans that were brokered by CLS.

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

Loan interest

Generally, interest on loans is recognized on loans using the interest method. Interest on loans are not recognized when loans become ninety days delinquent. Thereafter, no interest is taken into income unless received in cash or untilsuch time as the borrower demonstrates the ability to resume payments. Interest previously accrued but not collected is charged against income at thetime the loan becomes ninety days delinquent.

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

Income Taxes
CLS accounts for income taxes under the assets and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the CLS financial statements or income tax returns. At September 30, 2000, CLS has a deferred tax asset that primarily results from net operating loss carryforwards. These carryforwards amount to $595,000 and expire in 2019. The resulting asset of $213,000 has been fully reserved.

Advertising

Advertising costs are expended as incurred.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and related disclosures. Accordingly, the actual amounts could differ from those estimates.

Note 2.  FTC Regulations

CLS is subject to various Federal Trade Commission ("FTC") regulations. Based on a series of relatively minor FTC violations, CLS was required to deposit $60,000 in an escrow account to pay redress. The amount has been requested by FTC and deposited in 1999 into an escrow account. At September

30,2000,based on the uncertainty associated with the eventual collection, this amount has been written down to net realizable value of $36,000.


NOTE 3. Loans Receivable From Related Party and Payable to Related Party

CLS has loans receivable from related parties as follows:



PSIG                                                       $3,604,743
PSRESG
152,802
PSCW                                                           41,082
Two partnerships in which PSIG is a partner
40,723
Other
2,373
                                                           -----------
                                                            $3,841,723
                                                           ===========

The loan receivable from PSIG at September 30, 2000, is due on demand, bears interest at 12%. At September 30, 2000, the loan is secured by real property as follows (amounts are as represented by PSIG):



Single Family Residential                                   $  951,692
Multi-Family Residential                                       867,443
Undeveloped Land                                               928,525
                                                            ----------
                                                            $2,747,660
                                                            ==========

The other related party loans receivable are due on demand, bear no interest and are unsecured.


NOTE 4. Other Loans Receivable

CLS's other loans receivable are concentrated in the State of Washington and are generally secured by real estate. Types of real property securing loans receivable at September 30, 2000 and 1999 are as follows:



Single Family Residential                                   $
205,618
Undeveloped Land                                              140,458
Other                                                          26,163
                                                            ---------
                                                            $ 372,239
                                                            =========

Security positions on loans receivable are as follows:


First lien position                                          $ 179,748
Second lien position
146,332
Third lien position
31,850
Other
14,309

---------
                                                             $ 372,239
                                                             =========

Principal payments to be received for the years ending September 30th are as follows:

        2001                                      $     66,886
        2002                                            49,182
        2003                                           180,437
        2004                                            49,243
        2005                                            26,491
                                                    ----------
                                                   $   372,239
                                                    ==========

These loans have interest rates ranging from 10% to 14%.

Note 5. Loans Payable

Loans payable include loans and debenture payable made up of amounts due to investors with varying terms. Interest rates vary from 10% to 14%.

Principal payments on loans and debentures payable for the years ending September 30 are as follows:

           2001                              $ 1,244,427
           2002                                2,543,204
           2003                                1,442,134
           2004                                  715,571
           2005                                  877,495
           Thereafter                          2,068,084
                                             ------------
                                             $ 8,890,915
                                             ============

As of September 30, 2000, CLS had issued $5,250,000 in unsecured debenture certificates. Debenture certificates plus accrued interest amounting to a total of $5,903,448 are outstanding at September 30, 2000.

Note 6. Common Stock

Class One shares of common stock are voting shares. Class Two shares are nonvoting. Class Two shares are to receive 80% of any dividends paid, and have a dissolution preference over Class One to the extent of the Class Two capital contributions.

Part 1
Item 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION
Plan of Operation and Liquidity
Principal payments and the reselling of loans to investors provided the source of funds to invest in loans receivable. Available liquidity will dictate the volume of loan purchases that may be acquired by the company. Management has an established policy of conservative collateral lending. As a result, defaulted loans generally create additional profit centers as the collateral value has been sufficient to sustain the increased yield created by the company servicing the debt on behalf of the borrower but retaining the increased default interest rate when the borrower cures the loan. The company manages cash by reselling the loans to other investors in order to recapture original debenture investments which is then used to fund other loans. The company relies on its ability to resell loans receivable and/or real estate in sufficient amounts to generate funds needed to pay off maturing debentures under the restructuring plan. The external sources of liquidity include a line of credit, payoff of loan receivables, the sale of loan receivables, and sale of real estate.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The quarter ended September 30, 2000 reflects net income of $38,898. Set forth below are the key results from operation for the quarters ended September 30, 2000 and September 30, 1999.

1. OBILIGATIONS
The company has continued to have quarterly meetings with the investors to keep them informed of the financial condition of CLS. The company did meet its obligations under the restructuring plan in the third quarter of 2000. The company's principle performance objective is to meet all restructuring obligations and provide an annual increase to retained earnings. Interest payments from loans receivable are sufficient to pay debenture investor interest. The company relies on its ability to sell loans recievable to generate enough cash to pay principal to the investor.

2. THE SALE OF REAL ESTATE AND LOANS RECEIVABLE PROVIDE THE FUNDS
NECESSARY TO FUND MORE LOANS.
The demand for loans receivable to purchase by investors continues to remain steady. There are no known or predicted property value downward trends. Industry reports indicate the value of property in the western Washington area continues to increase in 2000.

3. REVENUES INCREASE
Net revenues for the quarter ended September 30, 2000 increased by $38,541. Interest expense increased by $16,834 due to the Company raising interest rates, and other operating expenses increased by $8,653. Management's focus continues to be controlling expenses while developing the real estate brokerage division. Along with this, a decision was made to aggressively expand institutional lending, particularly wholesale lending. To this end, a new sales manager was hired late in the first quarter. The new sales manager has hired ten new loan officers, which is expected to increase revenues in the future.

4. TYPE OF PROPERTY SECURING LOANS RECEIVABLE HAS CHANGED.
As of September 30, 2000, 48% of the other loans receivable portfolio was secured by a first lien on real property. Management projects that a continued high percentage of loans will be secured in a first lien position.

5. TOTAL EXPENSES INCREASED FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000. Total expenses for the quarter ending September 30, 2000 increased by $25,487 from September 30, 1999. Interest expense increased by $16,834, due to the company increasing interest rates at the end of the first quarter 2000 to debenture holders. Despite management cost controls, operating expenses increased by $8,653. This was attributed to the expansion of the marketing department.

RETURN ON ASSETS, EQUITY, AND EQUITY TO ASSETS RATIO
The following net returns were realized during the nine months ended September 30, 2000 and September 30, 1999.
                                              Nine months ended Sept. 30,
                                                2000               1999
Return on assets
(net income divided by average total asset)     .04%                .09%
Return on equity
(net income divided by average equity)          .51%               1.11%
Equity to assets
(average equity divided by average assets      7.88%               7.72%

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

The company opened a new division in 1999 for real estate brokerage in order to sell company and affiliate owned real estate and to satisfy demand to assist buyers in finding and purchasing a home. The company expects this synergy to be an important part of its long term success. This division establishes CLS as the premier one stop real estate company by helping the home buyer finance the home purchase, and assist in the home search and/or sale process.

The company's cash management goal is to invest all available funds in loan receivables or real estate. Market demand for the company's services remains strong as there has been no shortage of investment options that meet the company's investment criteria. The company expects to be able to continue to acquire similar loans in the future. Loan purchases will be limited by available liquidity as previously discussed.

The company actively pursues delinquent accounts. As a result, nonearning receivables are minimal and generally fully collected within thirty to sixty days. Management's strategy and policy has been to underwrite conservatively. This strategy will continue with a loan to value ratio average of 65%. Every effort is made to assure profitability even in the event of a foreclosure sale.

UNCERTAINTIES
The company continues in the process of restructuring its debt financing. All debenture holders have been contacted and the overwhelming majority are in agreement regarding the need to restructure and the terms proposed by management. It now appears that well over 90% of the current debenture holders will agree with the restructuring in a written agreement. The company will report on the status in the next 10Q and 10K. Previous 10Q and 10K reports have outlined the uncertainties associated with the restructuring.


Part 2
ITEM 1    LEGAL PROCEEDINGS
The company has no new legal proceedings that require reporting. The company remains in the process of restructuring its debt with the debenture holders. As of the end of the quarter, no new lawsuits have been filed or threatened by the debenture holders.

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