Form 10-K
period 2000-12-31
CLS FINANCIAL SERVICES INC
filed 2001-03-28
CIK 932795

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
-----------------------------------------------------------------------
                                       or

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


      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

                     CLS FINANCIAL SERVICES, INC.
       ANNUAL REPORT OF FORM 10-K FOR THE FISCAL YEAR ENDED
                        DECEMBER 31, 2000

                        TABLE OF CONTENTS
                                                                    PAGE

PART I
     Item 1:    Description of Business                               4

     Item 2:    Description of Property                               5

     Item 3:    Legal Proceedings                                     5

     Item 4:    Submission of Matters to Security Holders             6

PART II
     Item 5:   Market for Common Equity & Related Stockholders        6
               Matters

     Item 6:   Selected Financial Data                                6

     Item 7:   Management Discussion & Analysis                       6

     Item 8:   Financial Statements                                   9

     Item 9:   Changes in & Disagreements with Accountants on        21
               Accounting & Financial Disclosure

PART III
     Item 10:  Directors & Executive Officers                        21

     Item 11:  Executive Compensation                                22

     Item 12:  Security Ownership of Certain Beneficial Owners and   22
               Management

     Item 13:  Certain Relationships and Related Transactions        23

     Item 14:  Exhibits and Reports on 8-K                           24
                              PART I

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

The company has originated loans as set forth below:

YEAR TOTAL LOAN ORIGINATIONS  LOANS BROKERED & SOLD    COMPANY LOAN PORTFOLIO
1995    $19,868,765.00          $16,202,907.00            $3,665,858.00
1996    $20,962,033.00          $17,969,295.00            $2,992,738.00
1997    $15,253,345.00          $12,766,411.00            $2,486,934.00
1998    $31,718,132.00          $27,965,691.00            $3,752,441.00
1999    $29,511,957.00          $27,590,809.00            $1,921,148.00
2000  $28,577,253.00  $26,974,343.00    $1,602,910.00

The company has generated revenue as set forth below:

                       1998              1999                 2000
GROSS REVENUE   $2,206,821.00 $1,757,334.00   $2,035,395.00
OPERATING EXPENSE$2,086,107.00 $1,248,714.00   $1,406,679.00
SALARY EXPENSE    $738,214.00   $491,922.00     $560,978.00
NET INCOME/(Loss)  ($617,500.00)    $16,698.00      $67,738.00

Security
As of December 31, 2000 and December 31, 1999, 54% and 86%, respectively, of the loans in the portfolio were secured by first liens on real property. Management expects this trend to continue. Loans originated by CLS and retained as inventory decreased in 2000 due to fewer loans of this type being funded by CLS and the high demand for these loans by investors. CLS expects to fund more of these loans in 2001, but also expects investor demand to remain high. See Note 3, Notes to Financial Statements.
Borrowers and Competition
The company is a full service mortgage company. The company advertises in the local media, accepts referrals and employs loan officers. The company brokers Class A and B loans to established lenders. Some of the primary competitors are Beneficial Financial Services and Quality Mortgage. The company also services more difficult to place Class C loans. The company's investment criteria for Class C loans places emphasis on the value of the collateral and to a lesser extent the borrower's credit worthiness. The company underwrites these loans conservatively, with an average loan to appraised value of 65% or loan to tax assessed value of 50%. The company used the proceeds of the debenture securities offering to originate Class C loans. The market for Class C loans is competitive with lenders such as Lornty Investors, and Pacific Coast as direct competitors. The company believes it will remain competitive based upon its history and the economic and real estate market growth in the Snohomish, King and Pierce County areas.

ITEM 2    DESCRIPTION OF PROPERTY

The company's principal investment objective is to acquire a portfolio of real estate collateralized loans at 2-4% over the cost of capital. In order to do so the company must acquire loans in which the borrowers are considered a higher risk than Class A borrowers with higher credit ratings. These loans are secured by a first lien position on real estate located in the Western Washington area. The majority of the loans are in the $80,000-$150,000 range bearing interest between 12% to 18%. Types of real property securing loans (including related party loans) as of December 31, 2000 are set forth below:

SINGLE FAMILY RESIDENCES      $1,338,035.00
MULTI-FAMILY RESIDENCES       $1,169,110.00
RAW LAND                      $1,605,695.00
OTHER                            $45,573.00
TOTAL LOAN RECEIVABLE         $4,158,413.00

ITEM 3    LEGAL PROCEEDINGS

In 1998, the company was involved in a lawsuit that initially began as a foreclosure action. The borrower defaulted and subsequently filed a petition in the Bankruptcy Court in the Western District of Washington (Cause #A98-01561). The debtor initiated an adversary action against CLS and the investors (Cause #A98-01561) claiming that the Defendants had violated the Washington Consumer Protection Act and proceeded on multiple theories and damage claims. The Court agreed with the Plaintiff's that the loan essentially masked the intent of the Defendants, which was to own the property for substantial gain. The company disagreed, however, based on the potential adverse ruling from the Court, CLS and the Debtor entered into a settlement agreement, which resulted in the loss set forth in the audited financial statements in 1998. See Note 3, Loss on Legal Settlement.

As a result of the lawsuit, CLS was compelled to restructure its debt, primarily to debenture holders. The company proposed to investors, mainly the debenture holders, that the interest rate would be reduced by 50% and the term increased by 5 years. In early 1999, CLS circulated the proposal to the investors. At least one investor complained to the State of Washington

Securities Director, for the Department of Financial Institutions. The complaint, the adverse court ruling and following settlement resulted in a Consent Order (SDO 99-10) entered into by CLS with the State of Washington Securities Division. CLS had previously discontinued the offering of debentures and formally notified the State of Washington and the SEC. Two investors promptly filed a lawsuit, captioned, Evergreen et.al. vs. CLS in the Western District of Washington Federal Court, cause number C99-0309L. That case was settled out of court, on terms favorable to CLS and the remaining debenture holders, primarily due to the unique secured position of the plaintiff's in property in which one of the plaintiff's was in a first lien that was sold.

Also during 1998, CLS was the subject of a nationwide Federal Trade Commission investigation. Based on a series of relatively minor FTC violations, CLS agreed to settle the matter on terms financially favorable to the company. In so doing, CLS deposited $60,000 in an escrow account to pay redress to borrowers, who never did complain to CLS directly. The amount was deposited in 1999 in an escrow account and is reflected in the audited financial statements as Note 2, FTC Regulations. As of year end 2000, the company has not been informed that any borrower has been allowed by the FTC to withdraw any funds from the settlement proceeds in escrow.

CLS did circulate the order and initial 1998 financial statements. The 1998 audited statements were prepared late because the original auditor did not complete the 1998 engagement, requiring CLS to hire another CPA firm to audit the 1998 records. CLS held a meeting with investors in April of 1999 and several times during the year, particularly when the compiled 1999 quarterly financial statements were available. Investor participation in the meetings steadily declined, to a level of approximately ten investors each quarter. The company circulated continuing questions and answers from each meeting to all investors. The company continued this communication process in 2000, at the end of each quarter. The company plans to continue quarterly meetings with the investors in 2001.

During the third quarter of 2000, the company circulated amended debenture agreements and certificates to the debenture holders, seeking their written agreement and affirmation of the restructuring. The company has received an overwhelming acceptance by the debenture holders. As of December 31, 2000, a total of 72 out of 82 debenture holders returned their written agreements and were issued restructured debenture certificates. This represented 88% of the debenture holders in number and 93% of the dollars. The company expects that 2 more debenture holders will agree to the restructuring which will bring the number of investors to 74 representing 90% of the investors and 95% of the dollars in the later part of the first quarter of 2001 or in the second quarter. None of the other 8 investors have threatened to initiate litigation against the company, nor have they retained counsel to initiate any action to the knowledge of the company.

In the event of a liquidation sale in 2001 of the company assets, the investors would most likely lose a substantial portion of their principal, since the value of the property is represented in the market equity of the real estate. If the property was sold at auction, the yield would be substantially less than the book value, because much of the secured investment in real estate is in developing property (or property under construction) that the company intends to sell at market prices, not bargain prices. This represents the last impediment in the successful restructuring of the company.

In the event that any remaining debenture holder refuses to accept the terms of the financial restructuring, there is no legal basis to impose the restructuring terms on those 10 remaining debenture holders under state or federal law excepting an approved reorganization under Chapter 11 of the Bankruptcy Code. This liquidation scenario represents the major risk to investors, and the company.

The company initiated the restructuring to protect all debenture holders, with a special emphasis of insuring that debenture holders who agreed to the restructuring were not unfairly prejudiced by debenture holders who held out. In the first quarter of 2000, based on improved financial condition of the company, the interest rate of return to the debenture holders was increased. The company plans to increase the return during 2001 as the financial condition permits.

At present, the company is not involved in any adverse litigation against it by the investors. The company is involved in two other lawsuits as party defendants arising out of alleged actions of an affiliate company. One action is a landlord tenant action and the other involves a sale of property owned by an affiliated company. One action is defended by the insurance carrier and the other has little likelihood of success against the company, in the opinion of counsel. All other litigation involves routine collection activities. CLS continues to correct potential securities issues related to the restructuring of the company and is cooperating fully with the Securities Division of the Department of Financial Institutions for the State of Washington.

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None


                             PART II

ITEM 5     MARKET FOR COMMON EQUITY & RELATED MATTERS

Market Information
There is no public market for the company's investment debentures, nor is one likely to develop. The investment debentures are not expected to be listed on any formal exchange.

ITEM 6    SELECTED FINANCIAL DATA

YEAR           1996        1997        1998        1999   2000
REVENUE        $1,652,870  $1,730,865  $2,206,821  $ 1,757,334 $ 2,035,395
INCOME (LOSS)
OPERATIONS     $   88,805  $   31,188  ($ 617,500) $    16,698 $    67,738
TOTAL ASSETS   $4,016,609  $7,905,735  $10,640,650 $11,163,177 $10,261,763
LONG TERM
OBLIGATIONS    $1,111,168  $5,115,992  $7,981,976  $ 7,979,131 $ 7,409,031

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

company relies on its ability to resell loans receivable or real estate in sufficient amounts to generate funds needed to pay off maturing debentures under the restructuring plan. The external sources of liquidity include a line of credit, sale of debentures, payoff on loans receivable, sales of loan receivable, and sales of real estate.

Capital Resources
Interest received on loans funded and servicing fees provide the funds for expenses and interest due to investors on debenture purchases. Principle on loans receivable due will provide the funds to repay the debentures payable. The loans receivable are tied specifically to these debentures payable with similar maturity over the next five year. There are no other significant commitments for capital expenditures as of December 31, 2000.

Results of Operations
In 2000, 1999, 1998, 1997 and 1996, the company originated 28.6, 29.5, 31.7,
15.3, 20.9 million dollars in loans, respectively. The company's revenues from operations were 2.0, 1.76, 2.2, 1.7, 1.7, million dollars in 2000, 1999, 1998, 1997, 1996, respectively. Expenses from operations increased to $1,967,657 from $1,771,632 in 1999. At the end of the first quarter 2000, the interest rate paid to debenture holders was increased. Also, the marketing department was expanded to take advantage of investors seeking alternatives to the stock market.

Property Value Trends
There are no known or predicted property value downward trends. Management expects that property values will continue to increase in the Puget Sound area. Management bases this prediction on industry reports that value of property in the western Washington area has increased in 2000 and shows no downward trends in the foreseeable future.

Obligations
In order to protect the debenture holder's principle, in early 1999 the company reduced the interest rate be by 50%, and the maturity was extended by 5 years. In the first quarter of 2000, the interest rates on the debenture accounts were increased based on the financial success of the restructuring. The company plans to increase the return in 2001 and beyond, provided there is sufficient income to pay for the increases. The company's principle performance objective is to meet all restructuring obligations and to provide an annual increase in retained earnings. As of year end 2000, the company has done so. The company receives interest payments from loans receivable sufficient to pay debenture investor interest. The company relies on its ability to sell loans receivable to generate the necessary cash to pay principal to the investor. The company has developed a five year plan to schedule loan maturity dates and real estate marketing efforts to correspond with the restructured maturity dates of the debentures.

Return on Asset, Equity, and Equity to Assets Ratio
The following net returns were realized during the years ended December 31, 2000 and 1999.

Year Ended December 31,                                 2000   1999
Return on Assets (net income/avg total assets)           .63%    .15%
Return on Equity (net income/avg equity)                7.87%        2.04%
Equity to Assets (avg equity/avg total assets)          8.03%        7.50%

Plan of Operation
The company is committed to offer Real Estate and loans receivable for sale to investors for the foreseeable future. Management expects loan growth to exceed 2000 due to the current refinancing trend. More effort has been placed on the loan department to obtain A & B type loans to sell to brokers which will generate more income based on the volume alone.

The company's cash management goal is to invest all available funds through loans receivable or real estate. There has been no shortage of investment options that meet the company investment criteria. The company expects to be able to continue to acquire similar loans in the future. Loan purchases will be limited by available liquidity as previously discussed.

The company actively pursues delinquent accounts. As a result, nonearning receivables are minimal and generally fully collected within thirty to sixty days. Management's strategy and policy has been to underwrite loans conservatively. This strategy will continue with a loan to value ratio average of 65%. Every effort is made to assure profitability even in the event of a foreclosure sale.

The company forecasts a stable demand for its services in the foreseeable future, evidenced by the daily loan inquiries, portfolio performance, external predications and subsequent loans funded.

Uncertainties
The restructuring plan has been accepted by the clear majority (88% as of year end) of the debenture investors as set forth above. However, there is no guarantee that the company will be able to reorganize if all of the investors do not agree. In the case a debenture holder, with investments in an amount material in relation to the company's net worth, proceeds with litigation, the company will be forced to litigate to protect investors who agreed to the restructuring. In the alternative, and in a worst case scenario, the company could be forced to liquidate or perhaps file for a formal reorganization under Chapter 11 of the Bankruptcy Code. Management believes that after the investors study the audited financial statements, the information contained in this 10K, reviews the real estate portfolio and loan portfolio and reviews the industry predictions, that they will agree that it is their collective best interests to support the restructuring plan initiated by management. The savings of administration costs, court hearings, and compliance with the Bankruptcy Code, rules and United States Trustee directives, will ultimately inure to the investors, rather than counsel, accountants and the Trustee office.

ITEM 8      FINANCIAL STATEMENTS

            Index to Financial Statements as of December 31, 2000

                                                                   Page
Independent Auditors Statement                                      9

Balance Sheets                                                      11

Statements of Operations and Retained Earnings (Deficit)            12

Statements of Cash Flows                                            13

Notes to Financial Statements                                    14-18

                                (LETTERHEAD)

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
CLS Financial Services, Inc
Lynnwood, Washington


We have audited the accompanying balance sheets of CLS Financial Services, Inc. as of December 31, 2000 and 1999, and the related statements of operations and retained earnings (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLS Financial Services, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Peterson Sullivan PLLC
Seattle, Washington
February 22, 2001
                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEETS
                        December 31, 2000 AND 1999

                                                     2000              1999
ASSETS                                             --------          --------
Cash                                            $    69,320       $    73,436
Cash - trust account                                 13,087            14,556
Loans Receivable from related party               4,094,588
3,904,309   Loans Receivable
270,525           680,186
Receivables                                         281,442
223,048
Real estate held for sale                         5,373,331
6,134,167   Property and equipment, at cost,
less
  accumulated depreciation of $211,683
  in 2000 and $189,692 in 1999                      114,802
78,838
Other                                                44,668
54,637                                               ----------
----------
     Total Assets                               $10,261,763       $11,163,177
                                           ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses           $   129,796       $
102,095
Trust account payable                                13,087            14,556
Loans payable                                     8,689,073        9,520,600
Notes payable                                       535,500
699,357
                                                  ---------
---------
     Total Liabilities                            9,367,456
10,336,608

STOCKHOLDERS' EQUITY
Common stock, Class one, no par value, 500 shares
authorized, issued and outstanding     10,000     10,000
Common stock, Class Two, $1000 par value
2,500 shares authorized, 1000 issued and
outstanding at December 31, 2000 and 1999        1,000,000        1,000,000
Retained earnings (deficit)                        (115,693)
(183,431)
                                               ---------
---------             Total Stockholders' Equity                894,307
826,569
                                                  ---------
---------
    Total Liabilities & Stockholders' Equity    $10,261,763
$11,163,177
                                                 ==========
==========

See Notes to Financial Statements

                         CLS FINANCIAL SERVICES, INC.
            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                    Years Ended December 31, 2000 AND 1999

                                                     2000           1999
REVENUES                                             ----           ----
Loan fees                                        $  738,325      $  879,657
Interest on loans                                   897,167         739,867
Loan servicing and other fees                       85,287         101,650
Management fees    292,276
Real estate sales, net of cost of real estate of
 $1,343,226 in 2000 and $231,606 in 1999
26,394     Other income
22,340           9,766
                                                  ---------       ---------
      Total Revenues                              2,035,395       1,757,334

OPERATING EXPENSES
Wage and payroll taxes                              560,978  491,922
Commissions and referrals                           464,402  411,487
Interest expense                                    555,447  491,368
Advertising                                          81,167   16,786
Rent                                                 50,873   78,683
Office and utilities                                124,683  161,536
Professional fees                                   108,116   91,635
Depreciation      21,991   28,215
                                                  ---------       ---------
     Total expenses                           1,967,657      1,771,632
                                                  ---------      ----------
     Income (loss) before provision for income tax   67,738  (14,298)

Income tax benefit                                                   30,996
                                                  ---------      ----------
Net income                                           67,738          16,698

RETAINED EARNINGS (deficit), beginning of year     (183,431) (200,129)
                                                  ---------       ---------
RETAINED EARNINGS (deficit),ending               $ (115,693)     $ (183,431)
                                                  =========       =========

See Notes to Financial Statements

                          CLS FINANCIAL SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2000 AND 1999

                                                      2000           1999
                                                    --------       --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                        $   67,738     $   16,698
Adjustments to reconcile net income to net cash
  flows from operations
Depreciation                                          21,991         28,215
Gain on Sale of Real Estate                                         (26,394)
Proceeds from real estate held for sale   1,399,450  258,000
Purchase of real estate held for sale    (638,614) (295,017)
Change in other operating assets and liabilities
  Receivables, other than loans receivable     (58,394)       (58,781)
  Accounts payable and accrued expenses      27,701   (7,361)
  Other       9,969  (36,165)
                                                   ---------      ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES     829,841 (120,805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                   (57,955)        (2,167)
Change in related party loans                       (190,279)       (15,987)
Change in loans receivable           409,661       (359,824)
                                                   ---------      ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES             161,427       (377,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in loans payable                             (831,527)   45,495
Borrowings (payments) on line of credit             (163,857)       484,357
                                                  ----------      ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES            (995,384)       529,852
                                                  ----------      ---------

NET INCREASE (DECREASE) IN CASH                       (4,116)        31,069

CASH BALANCE - BEGINNING OF YEAR                      73,436         42,367
                                                  ----------      ---------

CASH BALANCE - END OF YEAR                       $    69,320     $   73,436
                                                  ==========      =========
Interest paid on a cash basis                    $   555,447     $  491,368
                                                  ==========      =========
Income taxes paid on a cash basis                $      -        $     -
                                                  ==========      =========

 See Notes to Financial Statements

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                                   AUDITED
                               December 31, 2000

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization

CLS FINANCIAL SERVICES, INC. ("CLS") earns fees from the origination of real estate loans and purchases and sells real estate contracts, mortgages and deeds of trust, and real estate. As such, CLS is subject to regulations in the state of Washington with respect to mortgage broker dealers.

CLS is related to a series of other companies that provide services to CLS customers as follows:

Puget Sound Investment Group, Inc. ("PSIG"). PSIG owns and manages real estate, and develops real estate for sale. PSIG borrows funds in its own name, acquires property in its own name and has, in the past, borrowed funds from investors on loans that were brokered by CLS. PSIG has, in the past, acquired title to properties through the foreclosure process on loans originated by CLS.

PSIG also provides CLS marketing services related to certain parcels of CLS's real estate. As compensation for these services, CLS allows PSIG to retain any gains or losses for the eventual sales of this real estate. As a result of this relationship, gains of $56,224 were transferred to PSIG in 2000.

CLS earned management fees from PSIG of $292,276 in 2000 for oversight of certain PSIG operations. In addition, CLS services some loans held by PSIG.

Puget Sound Appraisal Group, Inc. (PSAG). PSAG provided appraisal services for loans originated by CLS. This corporation was liquidated in 2000.

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

                             CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                     AUDITED
                               December 31, 2000
NOTE 1 - (continued)

Loan interest

Generally, interest on loans is recognized when earned using the interest method. Interest on loans is not recognized when loans become ninety days delinquent. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to resume payments. Interest previously accrued but not collected is charged against income at the time the loan becomes ninety days delinquent.

Sales of real estate

Real estate held for sale is stated at cost (specific identification), unless the estimated future undiscounted cash proceeds expected to result from this position is less than the carrying value in which case a loss is recognized. Sales of real estate generally are accounted for under the full accrual method. Under that method, a gain is not recognized until collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met.

Loan origination and servicing fees

Loan origination fees and direct loan origination costs are recognized when the loans are sold by CLS.

Loan servicing fees are charged at a rate of $20 per month over the servicing of the loan. Loan servicing fees are paid by the borrower and are recognized as revenue as the services are provided.

Allowance for Losses

Any allowances for losses on notes receivable will include amounts for estimated probable losses on receivables determined in accordance with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended. Specific allowances will be established for delinquent receivables, as necessary. Additionally, the Company will establish allowances, based on prior delinquency and loss experience, for currently performing receivables and smaller delinquent receivables. Allowances for losses will be based on the net carrying values of the receivables, including accrued interest.

Cash

For purposes of the statement of cash flow, CLS considers all highly liquid investments with an original maturity of three months or less to be cash. From time to time, CLS has cash balances in excess of federally insured limits.

                              CLS FINANCIAL SERVICES
                          NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2000
                                     Audited

NOTE 1 - (continued)

Trust Accounts

CLS holds money in trust for real estate transactions in process. The amount held is shown as an asset and a liability on the balance sheet.

Depreciation

Property and equipment are depreciated using the straight line method over the estimated useful life of the assets.

Income Taxes

CLS accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the CLS financial statements or income tax returns. The income tax benefit of $30,996 in 1999 resulted from a refund received by carrying back prior year tax losses to years when income taxes were paid. This refund had not been recognized as a receivable at December 31, 1998.

At December 31, 2000, CLS has a deferred tax asset that primarily results from net operating loss carryforwards and future tax deductions resulting from reporting on the cash basis for income tax purposes. The net operating loss carryforwards amount to $81,119 and expire in 2019. The future tax deductions resulting from reporting on the cash basis of accounting for income tax purposes amount to $478,780. The asset resulting from these items amounts to $190,366 and has been fully reserved.

Advertising

Advertising costs are expensed as incurred.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and related disclosures. Accordingly, the actual amounts could differ from those estimates.

                             CLS FINANCIAL SERVICES
                          NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2000
                                     Audited


Note 2. Loans Receivable From Related Parties

CLS has loans receivable from related parties as follows:

                                                      2000      1999
                                                  ----------- ----------
PSIG and affilites                                 $3,816,192 $3,836,509
A limited partnership in which PSIG is a partner     278,396     67,800
                                                  ----------- ----------
                                                   $4,094,588 $3,904,309
                                                  =========== ==========

Of the total loan receivable from PSIG and affiliates, $3,581,594 is due on demand and bears interest at 12%, at December 31, 2000. Interest income earned from PSIG was $590,483 in 2000 and $481,110 in 1999. Interest receivable from PSIG amounted to $187,992 and $288,509 at December 31, 2000 and 1999, respectively, and is included in other receivables. At December 31, 2000, this portion of the loan is secured by real property as follows (amounts are as represented by PSIG):

Single Family Residential     $1,142,693
Multi-Family Residential       1,169,110
Undeveloped Land               1,576,085
                             -----------
                              $3,887,888
                             ===========

The remaining amount due from PSIG and affiliates ($234,598 at December 31, 2000) is due on demand, bears no interest, and is unsecured. These amounts are expected to be repaid in the near term.

Combined in the receivable from the first partnership is a loan in the amount of $235,200 which is due on demand, bears interest at 12%, and is secured by multi-family residential property, at December 31, 2000.

The other related party loans receivable are due on demand, bear no interest, and are unsecured.

                            CLS FINANCIAL SERVICES, INC
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2000
                                       AUDITED

Note 3. Loans Receivable

CLS's loans receivable are concentrated in the state of Washington and are generally secured by real estate. Types of real property securing loans receivable at December 31, 2000 and 1999, are as follows:

                                            2000      1999
                                         --------- ---------
Single Family Residential                 $195,342  $665,056
Undeveloped Land                            29,610
Other                                       45,573    15,130
                                         --------- ---------
                                          $270,525  $680,186
                                         ========= =========

Security positions on loans receivable are as follows:

                                            2000      1999
                                         --------- ---------
First Lien Position                       $145,369   590,799
Second Lien Position                        52,007    42,407
Third Lien Position                         31,850    31,850
Other                                       41,299    15,130
                                         --------- ---------
                                          $270,525  $680,186
                                         ========= =========

Principal payments to be received for the years ending December 31 are as follows:

                      2001           $   34,223
                      2002              123,601
                      2003               85,910
                      2004               26,791
                                    -----------
                                        270,525
                                    ===========

These loans have interest rates ranging from 10% to 14%

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

NOTE 4. Loans Payable

Loans payable include loans and debentures payable made up of amounts due to investors with varying terms. Interest rates vary from 5% to 14%.

Principal payments on loans and debentures payable for the years ending December 31 are as follows:

                  2001                       $1,280,042
                  2002                          127,790
                  2003                          452,413
                  2004                          704,746
                  2005                        1,479,325
                  Thereafter                  4,644,757
                                             ----------
                                             $8,689,073
                                             ==========

As of December 31, 2000, the Company had outstanding $5,200,000 in unsecured debenture certificates. Debenture certificates plus accrued interest amounting to a total of $5,884,555 are outstanding at December 31,2000.

Other loans payable consists of numerous small loans that are secured by real estate. Included in this balance is $95,610 and $87,815 due to a family member of a stockholder at December 31, 2000 and 1999, respectively.

NOTE 5. Notes Payable

                                                       2000           1999
                                                     ---------     ---------
Line of credit with an individual for a maximum
of $700,000 due October 8, 2001.  Interest at 12%
annually is to be paid monthly.  In addition, CLS
is to pay a loan service fee of $2,300 per month
when there are outstanding balances.  The line of
credit is secured by a blanket assignment of notes
and related deeds of trust as draws are made.
Some deeds of trust securing this line of credit
are owned by PSIG.      $535,500      $699,357
                                             ========      ========

CLS also has a line of credit with a bank for a maximum of $150,000 that it shares with PSIG. This line of credit is secured by personal guarantees of the Class One CLS stockholders, and expires November 24, 2002. PSIG has drawn $145,947 on the line and that amount is recorded on PSIG's books.

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

Note 6. Common Stock

Class One shares of common stock are voting shares. Class Two shares are nonvoting. Class Two shares are to receive 80% of any dividends paid, and have dissolution preference over Class One to the extent of the Class Two capital contributions.


Note 7.  Commitments

CLS leases office space under a non-cancelable operating lease. Approximate minimum lease payments under this lease for the years ending December 31 are as follows:

                             2001            $   79,000
                             2002             79,000
                             2003                79,000
                             2004                79,000
                             2005                13,000
                                             ----------
                                             $  329,000
                                             ==========

Rent expense under this lease was $50,873 in 2000 and $78,683 in 1999. These amounts are net of amounts allocated to affiliates.

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE
None

                             PART III

ITEM 10    DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT.
The following are the officers of the company:

       Name            Age      Title                  Address
Gerald C. Vanhook     52      President               Mill Creek, WA
Lorrie Vanhook        54      Secretary               Mill Creek, WA
Melvin  Johnson, Jr   43      Vice President          Edmonds, WA
Debbie Little         43      Asst Vice President     Lynnwood, WA

1) Gerald C. Vanhook, (Jerry, 52) is and has been the President of the company since its inception in 1990. Prior to that, he worked for CLS Mortgage, Inc., in Spokane from February 1984 until November 1989, in which he was responsible for acquiring and selling similar securities. He has been employed in several management positions with Consumer Financial Companies, Mortgage Banks, and Credit Unions since 1969.

2) Lorrie Vanhook, (Lorrie, 54) is and has been the corporate
Secretary/Treasurer and is the Department Manager for loan processing. She joined the company in July of 1990, and performed duties as a loan officer. She is the wife of Jerry Vanhook. She has been employed in a variety of positions with GTE over the past 20 years.

3) Melvin Johnson, Jr., (Mel, 43) is and has been the Loan Officer/Investment Officer since joining the company in April of 1989. He became a stockholder and Vice-President on March 1, 1994. He has been employed in a variety of banking positions with First Interstate Bank from 1981-1989. He graduated with a degree in Education from Central Washington University in 1980.

4) Debbie Little, (Debbie, 43) is and has been employed as the Office Manager. She joined the company in February of 1993. She became Assistant Vice President of Operations on October 1, 1996. She is not a stockholder. She has been employed as a Field Supervisor with ITT Financial Services. She graduated from Willamette University with a degree in Public Policy and Speech in 1980.

Family Relationships
Mr. Gerald C. Vanhook, the President, is married to Lorrie Vanhook, the Secretary. They own 67% of the companys outstanding and issued stock in Joint Tenancy with the Right of Survivorship.

Involvement in certain legal proceedings
See Item 3 and Item 7.

ITEM 11   EXECUTIVE COMPENSATION

Summary Compensation Table

      A           B               C                 D             E
Name & Position     Year           Salary           Bonus      Other Salary
Gerald Vanhook      1998          $154,152.00         0             0
President           1999            85,402.00         0             0
                    2000            95,476.00         0             0

Lorrie Vanhook      1998            52,152.00         0             0
Secretary           1999            52,152.00         0             0
                    2000            52,152.00         0             0

Melvin Johnson      1998           154,152.00         0             0
Vice-President      1999           108,467.00         0             0
                    2000            99,286.00         0             0

Debbie Little       1998            44,400.00         0             0
Asst. Vice Pres.    1999            48,948.00         0             0
                    2000            49,631.00         0             0


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

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships
The role of Puget Sound Real Estate Services Group (referred to as "PSRESG") was to close the Company loans and to service loans. The amount of closing fees paid to PSRESG in 2000 was 114,467.00 as compared to 1999 at 175,997.00. PSRESG also collected the late fees associated with the loans, late fees collected in 2000 were 13,956.00. PSRESG also handled miscellaneous litigation, including collection litigation, for all companies as needed.

Management closed this operation in December, 2000. CLS will continue to service it's own loans, including collections. Litigation services, when needed, will be out-sourced.

The role of Puget Sound Investment Group (referred to as "PSIG") is varied. PSIG purchases distressed properties or raw land generally for much less than market value and repairs property for resell or rent or builds new structures. In addition, PSIG has two wholly owned subsidiaries, PSRESG and Puget Sound Construction, Inc.

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, & REPORTS ON 8-K

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

Reports on Form 8-K
The company did not file any reports on Form 8-K in the year 2000.
                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




/s/ GERALD C. VANHOOK
_______________________________________                 ___________________
Gerald C. Vanhook, President                              Date



/s/ MELVIN JOHNSON
_______________________________________                 _____________________
Melvin Johnson, Jr. Vice-President                        Date



/s/ LORRIE VANHOOK
_______________________________________                 _____________________
Lorrie Vanhook, Secretary                                 Date



/s/ DEBBIE LITTLE
_______________________________________                 _____________________
Debbie Little, Asst. Vice-President                       Date