Form 10QSB
period 2001-03-31
CLS FINANCIAL SERVICES INC
filed 2001-05-14
CIK 932795

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2001
-----------------------------------------------------------------------
                                       or

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

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
   Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.   / /Yes  / /No

                       APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
           Class                     Outstanding on May 3, 2001
           -----                     --------------------------
           Common                             1,000

Transitional Small Business Disclosure Format (Check one): Yes/ / No/x/

                           CLS Financial Services, Inc.
                         Quarterly Report on Form 10-QSB
                       For the period ended March 31, 2001


Part I

                                                                         Page
   Item 1:        Financial Statements                                     3

   Item 2:        Managements Discussion & Analysis of Financial Condition &
                  Result of Operation                                     13


Part II

   Item 1:        Legal Proceedings                                       16

   Item 2:        Change in Securities                                    16

   Item 3:        Defaults upon Senior Securities                         16

   Item 4:        Submission of Matters to a Vote of Security Holders     16

   Item 5:        Other Information                                       16

   Item 6:        Exhibits & Reports on Form 8-K                          16













                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEET
                                March 31, 2001


ASSETS
Cash                                               $    41,934
Cash - trust account                                    32,337
Loans Receivable from related party                  4,227,930
Other Loans Receivable                                 244,483
Other receivable                                       262,077
Real estate held for sale
5,480,592                  Property and equipment, at cost,
less
accumulated depreciation of $216,693 in 2001           148,668
Other                                                   67,183
                                                   -----------
     Total Assets                                  $10,505,204
                                                   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses              $   156,420
Trust account payable                                   32,337
Loans payable                                        8,734,750
Notes payable                                          684,000
                                                   -----------
     Total Liabilities                               9,607,507
                                                   -----------
STOCKHOLDERS' EQUITY
Common stock, Class one, no par value, 500 shares       10,000
authorized, issued and outstanding
Common stock, Class Two, $1000 par value              1,000,000
2,500 shares authorized, 1000 issued and
outstanding
Retained earnings (deficit)                           (112,303)
                                                    -----------
     Total Stockholders' Equity                         897,697
                                                    -----------
     Total Liabilities & Stockholders' Equity       $10,505,204
                                                    ===========

See Notes to Financial Statements

                         CLS FINANCIAL SERVICES, INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                   Three Months Ended March 31, 2001 and 2000

                                                     2001           2000
                                                     ----           ----
REVENUES
Loan fees                                          $235,798        $209,068
Interest on loans                                   206,085         196,268
Loan servicing and application fees                     875          29,396
Management Fees                                     215,096               -
Gain on Sale of Properties                                -           6,886
Other income                                            201           4,982
                                                    -------         -------
                                                    658,055         446,600

OPERATING EXPENSES
Wage and payroll taxes                              215,595        135,040
Commissions and referrals                           141,107        118,825
Interest expense                                    154,905        105,429
Advertising                                          39,320         12,688
Rent                                                 20,613         19,753
Office and utilities                                 33,519         50,045
Professional fees                                    40,070              -
Depreciation and amortization                         1,506          6,000
Excise tax and misc direct costs                      8,030          5,109
                                                     -------        -------
     Total operating costs                          654,665        452,889

INCOME (LOSS) FROM OPERATIONS                         3,390         (6,289)
                                                     -------        -------
INCOME BEFORE PROVISION FOR
FEDERAL INCOME TAX                                    3,390         (6,289)
PROVISION FOR FEDERAL INCOME TAX                          -              -


NET INCOME                                            3,390         (6,289)

RETAINED EARNINGS, beginning of year               (115,693)      (183,430)
                                                    --------       --------
RETAINED EARNINGS (deficit),ending                ($112,303)     $(189,719)
                                                    =======        =======

BASIC EARNINGS PER SHARE                              $2.26         $(4.19)
                                                      =====         =======

See Notes to Financial Statements

                          CLS FINANCIAL SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                       Three Months Ended March 31, 2001


                                                2001             2000
                                                ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                           $   3,390         $  (6,289)
Adjustments to reconcile net income
 to net cash flows from operations:
Depreciation                                    1,506             6,000
Change in Operating assets and liabilities
  Receivables, other than loan receivable      19,365           122,098
  Accounts payable and accrued expenses        26,624            83,357
  Other                                       (22,515)         (110,748)
  Sale of real estate held for sale          (107,261)          746,925
                                             ---------         ---------
NET CASH FLOWS FROM OPERATIONS                (78,891)          841,343

NET CASH FLOW FROM INVESTING ACTIVITIES:
Change in loans receivable                     26,042           (79,518)
Change in loans related party loans          (133,342)          364,309
Purchase of equipment                         (35,372)           (6,000)
                                             ---------         ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES:    (142,672)          278,791

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing (payments) on loans payable          45,677          (441,008)
Borrowing (payments) on lines of credit       148,300          (699,357)
                                             ---------         ---------
NET CASH FLOW FROM FINANCING ACTIVITIES       194,177        (1,140,365)

NET INCREASE (DECREASE) IN CASH               (27,386)          (20,231)

CASH BALANCE - BEGINNING OF PERIOD             69,320            73,436
                                             ---------         ---------
CASH BALANCE - END OF PERIOD                  $41,934            53,205
                                             =========         =========

Interest paid on a cash basis                $154,905           105,429
                                             =========         =========
Income taxes paid on a cash basis            $      0          $      0
                                             =========         =========

See Notes to Financial Statements

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                                  March 31, 2001

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

CLS is related to a series of other companies that provide services to CLS customers as follows:

Puget Sound Investment Group, Inc. (PSIG). PSIG owns and manages real estate, and develops real estate for sale. PSIG borrows funds in its own name, acquires property in its own name and has, in the past, borrowed funds from investors on loans that were brokered by CLS. PSIG has, in the past acquired title to properties through the foreclosure process on loans originated by CLS.

PSIG also provides CLS marketing services related to certain parcels of CLS's real estate. As compensation for these services, CLS in the past has allowed PSIG to retain any gains or losses for the eventual sales of this real estate.

CLS earned management fees from PSIG of $199,351 in first quarter 2001 for the oversight of certain PSIG operations. In addition, CLS services some loans held by PSIG.

Puget Sound Real Estate Services Group, Inc. (PSRESG). PSRESG provided real estate closing services for loans originated by CLS . PSRESG charged CLS customers directly for these services. PSRESG was closed December 31, 2000.

Puget Sound Construction of Washington, Inc. (PSCW). PSCW provided residential repair services to properties owned by PSIG and CLS. PSCW charged
CLS directly for these services. PSCW was closed in February 2001.

The Class One stockholders of CLS are the stockholders in the companies listed above.

CLS and its affiliated companies allocate rent, management and labor costs, telephone expense, computer and equipment and other overhead costs based on reasonable estimates of use.

Loan interest

Generally, interest on loans is recognized when earned using the interest method. Interest on loans is not recognized when loans become ninety days
delinquent.   Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to resume

                             CLS FINANCIAL SERVICES
                           NOTES TO FINANCIAL STATEMENTS
                                    March 31, 2001

NOTE 1 - (continued)

payments. Interest previously accrued but not collected is charged against income at the time the loan becomes ninety days delinquent.

Sales of real estate

Real estate held for sale is stated at cost (specific identification) unless the estimated future undiscounted cash proceeds expected to result from disposition are less than the carrying value, in which case a loss is recognized based on the fair value of similar real estate. Sales of real estate generally are accounted for under the full accrual method. Under that method, a gain is not recognized until collectability of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met.

Loan origination and servicing fees

Loan origination fees and direct loan origination costs are recognized when the loans are sold by CLS.

Loan servicing fees are charged at a rate of $20 per month over the servicing of the loan. Loan servicing fees are paid by the borrower and are recognized as revenue as the services are provided.

Allowances for losses

Any allowances for losses on notes receivable will include amounts for estimated probable losses on receivables determined in accordance with the provisions of Statement of Financial Accounting Standard No 114, "Accounting by Creditors for Impairment of a Loan," as amended. Specific allowances will be established for delinquent receivables, as necessary. Additionally, CLS will establish allowances, based on prior delinquency and loss experience, for currently performing receivables and smaller delinquent receivables. Allowances for losses will be based on the net carrying values of the receivables, including accrued interest.

Cash

For purposes of the statement of cash flow, CLS considers all highly liquid investments with an original maturity of three months or less to be cash. From time to time, CLS has cash balances in excess of federally insured limits.

Trust Accounts

CLS holds money in trust for real estate transactions in process. The amount held is shown as an asset and a liability on the balance sheet.

                              CLS FINANCIAL SERVICES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

NOTE 1 - (continued)

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

At March 31, 2001, CLS has a deferred tax asset that primarily results from net operating loss carryforwards and future tax deductions resulting from reporting on the cash basis for income tax purposes. The net operating loss carryforwards amount to $81,000 and expire in 2019. The future tax deductions resulting for reporting on the cash basis of accounting for income tax purposes amount to $479,000. The asset resulting from these items amounts to $190,000 and has been fully reserved.

Advertising

Advertising costs are expensed as incurred.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and related disclosures. Accordingly, the actual amounts could differ from those estimates.

Note 2. Loans Receivable From Related Parties

CLS has loans receivable from related parties as follows:

PSIG and affiliates                                $ 3,893,892
A limited partnership in which PSIG is a partner       334,038
                                                   -----------
                                                   $ 4,227,930
                                                   ===========


                        CLS FINANCIAL SERVICES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001

Note 2. (Continued)

Of the total loan receivable from PSIG and affiliates, $3,746,495 is due on demand and bears interest at 12% at March 31, 2001. Interest income earned from PSIG was $174,702 for the first quarter of 2001. Interest receivable from PSIG amounted to $167,798 at March 31, 2001, and is included in other receivables. At March 31, 2001, this portion of the loan is secured by real property as follows (amounts are as represented by PSIG):

Single Family Residential                                          $ 1,175,345
Multi-Family Residential                                             1,340,312
Undeveloped Land                                                     1,562,667
                                                                   ___________
                                                                   $ 4,078,324

===========

The remaining amount due from PSIG and affiliates ($147,397 at March 31,
2001)
is due on demand, bears no interest and is unsecured. These amounts are expected to be repaid in the near-term.

Combined in the receivable from the limited partnership is a loan to the limited partnership in the amount of $235,200 which is due on demand, bears interest at 12% and is secured by multi-family residential at March 31, 2001.

NOTE 3. Other Loans Receivable

CLS's loans receivable are concentrated in the State of Washington and are generally secured by real estate. Types of real property securing loans receivable at March 31, 2001 are as follows:

Single Family Residential                                          $   173,874
Undeveloped Land                                                        28,890
Other                                                                   41,629
                                                                --------------
                                                                   $   244,483
                                                                ==============

                        CLS FINANCIAL SERVICES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001

Note 3. - (Continued)

Security positions on loans receivable are as follows:

First Lien Position                                                $   124,025
Second Lien Position                                                    50,714
Third Lien Position                                                     31,850
Other                                                                   37,894
                                                                --------------
                                                                   $   244,483
                                                                ==============

Principal payments to be received for the years ending March 31 are as follows:

        2002                   $ 32,377
        2003                    169,469
        2004                     16,552
        2005                     26,085
                               --------
                               $244,483

These loans have interest rates ranging from 10% to 14%.

NOTE 4. Loans Payable

Loans payable include loans and debentures payable made up of amounts due to investors with varying terms. Interest rates vary from 5% to 14%.

Principal payments on loans and debentures payable for the years ending March 31 are as follows:

         2002                  $1,112,554
         2003                     163,058
         2004                     298,641
         2005                   1,076,882
         2006                   1,308,389
         Thereafter             4,775,225
                               -----------
                               $8,734,750
                               ===========

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2001

Note 4. (Continued)

As of March 31, 2001, the company had $5,200,000 in unsecured debenture certificates outstanding. Debenture certificates plus accrued interest totaled
$5,811,260 at March 31, 2001.

Other loans payable consists of numerous small loans that are secured by real estate. Included in this balance is $98,554 due to a family member of a stockholder at March 31, 2001.

Note 5. Notes Payable

The company has a line of credit with an individual for a maximum of $700,000 due October 8, 2001. Interest at 12% annually is to be paid monthly. In addition, CLS is to pay a loan service fee of $2,500 per month when there are outstanding balances. The line of credit is secured by a blanket assignment of notes and related deeds of trust as draws are made. Some deeds of trust securing this line of credit are owned by PSIG. CLS has drawn $684,000 on the line as of March 31, 2001.

CLS also has a line of credit with a bank for a maximum of $150,000 that it shares with PSIG. This line of credit is secured by personal guarantees of the Class One CLS stockholders, and expires November 24, 2002. PSIG has drawn
$140,543 on the line and that amount is recorded on PSIG's books.

Note 6. Common Stock

Class One shares of common stock are voting shares. Class Two shares are nonvoting. Class Two shares are to receive 80% of any dividends paid, and have a dissolution preference over Class One to the extent of the Class Two capital contributions.

Note 7. Earnings Per Share

Earnings per share are based on 1500 common shares outstanding (weighted average). There are no dilutive items at March 31, 2001 and 2000.

Note 8. Commitments

CLS leases office space under a non-cancelable operating lease. Approximated minimum lease payments under this lease for the years ending March 31 are as follows:

                  2002         $ 79,000
                  2003         $ 79,000
                  2004         $ 79,000
                  2005         $ 79,000
                               --------
                               $316,000
                               ========

Part 1
Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION PLAN OF OPERATION AND LIQUIDITY

STATEMENT OF FORWARD-LOOKING INFORMATION

This discussion and analysis should be read together with our financial statements and related notes appearing in Item 1, above. This report contains both objective historical information and subjective "forward-looking statements" that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and bear certain risks and uncertainties that could cause actual results to differ materially from those projected. Generally, forward-looking statements are prefaced by the words:
"believe," "expect," "intend," "anticipate," and similar expressions; but their absence does not mean that a statement is not forward-looking.
Numerous
factors both within and outside our control could affect our actual results, including but not limited to the factors set forth in the "Legal Proceedings" and "Uncertainties" contained in Form 10-K for the year ended December 31, 2000. These risk factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligaion to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

GENERAL

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

The company manages cash by reselling the loan to other investors in order to recapture original debenture investments which will then in turn be used to fund other loans. The company relies on its ability to resell loans receivable or real estate in sufficient amounts to generate funds needed to pay off maturing debentures under the restructuring plan (See
Uncertainties).
The external sources of liquidity include a line of credit, payoff on loans receivable, sales of loan receivable, and sales of real estate.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The quarter ended March 31, 2001 reflects net income of $3,390. Set forth below are the key results from operation for the quarters ended March 31, 2001 and March 31, 2000.

1. OBILIGATIONS
The company has continued to have quarterly meetings with the investors to keep them informed of the financial condition of CLS. The company met its obligations under the restructuring plan in the first quarter of 2001. The company's principle performance objective is to meet all restructuring obligations and provide an annual increase to retained earnings. Interest payments from loans receivable are sufficient to pay debenture investor interest. The company relies on its ability to sell loans receivable to generate enough cash to pay principal to the investor.

2. THE SALE OF REAL ESTATE AND LOAN RECEIVABLE PROVIDES THE FUNDS
NECESSARY TO FUND MORE LOANS.
The demand for loans receivable to purchase by investors continues to remain steady. There are no known or predicted property value downward trends. Industry reports indicate the value of property in the western Washington area continues to increase in 2001.

3. REVENUES INCREASE
Revenues for the quarter ended March 31, 2001 increased by $211,455, a 47% increase over quarter end March 31, 2000. This increase is primarily due to management fees on new joint venture developments and increased loan fee revenues caused by a higher volume of loans processed. The increase in loan fee revenue also saw an increase in commissions paid to loan officer. Other wages and salaries also rose sharply due to a one-time retroactive pay adjustment for certain managers whose pay increases were frozen for 1999 and 2000.

Interest expense increased $49,476 from March 31, 2000 to March 31, 2001. Investor interest rates were increased in early 2000 as part of the restructuring. Advertising expense is also higher than 2000 due to contracts entered into in 2000 for the lending and investor sides of the company. Professional fees rose by $40,070 because of higher attorney fees related to the restructuring and audit fees billed earlier in 2001 than 2000.

4. TYPE OF PROPERTY SECURING LOANS RECEIVABLE HAS CHANGED.
As of March 31, 2001, 51% of the loans receivable portfolio was secured by a first lien on real property. Management projects that this trend will continue.

5. TOTAL EXPENSES INCREASED FOR THE THREE MONTHS ENDED MARCH 31, 2001.
Total expenses for the quarter ending March 31, 2001 increased by $201,776 from March 31, 2000. Interest expense increased $49,476 from March 31, 2000 to March 31, 2001. As part of the restructuring, investor interest rates were increased in early 2000 as operations improved.

Wages and commissions increased by $102,837 from the quarter ended March 31, 2000 to the quarter ended March 31, 2001. Commissions paid to loan officers increased in conjunction with the increase in loan fee revenue. Other wages and salaries saw a one-time retroactive pay adjustment for certain managers whose pay increases were frozen for 1999 and 2000.

The lending and investor sides of the company stepped up their advertising, causing a $26,632 increase in advertising expense over the quarter ended March
31, 2000. Professional fees are higher by $40,070 due to increased attorney fees related to the restructuring and audit fees billed earlier in 2001 than 2000.

RETURN ON ASSETS, EQUITY, AND EQUITY TO ASSETS RATIO
The following net returns were realized during the six months ended March 31, 2001 and March 31, 2000.

                                       Three months ended Mar 31,
                                               2001            2000
Return on assets
(net income divided by average total asset)     .03%          (.06%)
Return on equity
(net income divided by average equity)          .38%          (.79%)
Equity to assets
(average equity divided by average assets      8.63%          7.40%

PLAN OF OPERATION THROUGHOUT THE YEAR
The company is committed to continue to offer real estate and loan receivable for sale to the public for the foreseeable future. Management expects loan growth to exceed 2000 due to current refinancing trend. More effort has been placed on the loan department to obtain A & B type loans to sell to brokers which will generate more income based on the volume alone.

The company's cash management goal is to invest all available funds through loans receivable or real estate. There has been no shortage of investment options that meet the company investment criteria. The company expects to be able to continue to acquire similar loans in the future. Loan purchases will be limited by available liquidity.

The company actively pursues delinquent accounts. As a result, nonearning receivables are minimal and generally fully collected within thirty to sixty days. Management's strategy and policy has been to underwrite loans conservatively. This strategy will continue with a loan to value ratio average of 65%. Every effort is made to assure profitability even in the event of a foreclosure sale.

The company forecasts a stable demand for its services in the foreseeable future, evidenced by the daily loan inquiries, portfolio performance, external predictions and subsequent loans funded.

UNCERTAINTIES
In a prior year, the company established a restructuring plan with debenture holders generally reducing the interest rate on the debentures. The restructuring plan has been accepted by the clear majority of the debenture investors. As of March 31, 2001, a total of 88% of the investors (93% of the dollars) had agreed to the restructuring in writing. There is no guarantee that the company will be able to reorganize if all of the investors do not agree. However, the uncertainty of this happening is reduced. In case a debenture holder, with investments in an amount material in relation to the company's net worth, proceeds with litigation, the company will be forced to liquidate to protect investors who agreed to the restructuring. In the alternative, and in a worst case scenario, the company could be forced to liquidate or perhaps file for a formal reorganization under Chapter 11 of the

Bankruptcy Code. Management believes that after the investors study the audited financial statements, the information contained in this 10QSB, reviews the real estate portfolio and loan portfolio and reviews the industry predictions, that they will agree that it is in their collective best interests to support the restructuring plan initiated by management. The savings of administration costs, court hearings, and compliance with the Bankruptcy Code, rules and United States Trustee directives, will ultimately inure to the investors, rather than counsel, accountants and the Trustee office.

Part 2
Item 1    LEGAL PROCEEDINGS

At present the company is not involved in any lawsuits with the investors. The company has entered the execution phase of the restructuring plan. There still remains a risk that some of the debenture holders who have not yet signed the agreement regarding the restructuring plan may initiate legal proceedings. At present the company is current in its obligations to all of its investors regarding the restructuring plans. It has been clear to the majority of the investors that it is in their best interest to work with management through this restructuring process. In the event the company is unable to reorganize with the investors consent, CLS may be forced to liquidate or file under Chapter 11 of the Bankruptcy Code. In that case, the investors of debentures will most likely lose a substantial portion of their principle, since the value of CLS is represented in the market equity in real property, namely the market value of the property sold at a price in excess of book value.


ITEM 2    CHANGES IN SECURITIES
None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5    OTHER INFORMATION

None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number    Exhibit

27        Financial Data Schedule


The company did not file any reports on Form 8-K in the first quarter of 2001.

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