Form 10QSB
period 2001-06-30
CLS FINANCIAL SERVICES INC
filed 2001-08-15
CIK 932795

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2001
-----------------------------------------------------------------------
                                       or

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
            Class                  Outstanding on July 17, 2001
            -----                  ----------------------------
        Common, Class One                     500
        Common, Class Two                    1,000

Transitional Small Business Disclosure Format (Check one):  Yes/ /  No/x/

                            CLS Financial Services, Inc
                          Quarterly Report on Form 10-QSB
                         For the period ended June 30, 2001


Part I

                                                                         Page
   Item 1:        Financial Statements                                     3

   Item 2:        Managements Discussion & Analysis of Financial Condition &
                  Results of Operation                                     7


Part II

   Item 1:        Legal Proceedings
9
   Item 2:        Change in Securities                                     9

   Item 3:        Defaults upon Senior Securities                          9

   Item 4:        Submission of Matters to a Vote of Security Holders      9

   Item 5:        Other Information                                        9

   Item 6:        Exhibits & Reports on Form 8-K                           9














                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEET
                      June 30, 2001 AND December 31, 2000

                                                      June 30,    December 31,
                                                        2001          2000
ASSETS                                                --------      ---------
Cash                                               $   197,999    $
69,320
Cash - trust account                                    31,510
13,087
Loans receivable from related party                  4,454,842
4,094,588
Other loans receivable                                 167,028        270,525
Real estate owned                                    5,531,103      5,373,331
Property and equipment, at cost, less
accumulated depreciation of $221,703
in 2001 and $211,683 in 2000                           148,372        114,802
Other                                                  214,093        326,110
                                                   -----------    -----------
     Total Assets                                  $10,744,947    $10,261,763
                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses              $   140,968    $
129,796
Trust account payable                                   31,510         13,087
Loans payable                                        8,983,847      8,689,073
Loans payable other                                    684,000
535,500                                                      -----------
-----------
     Total Liabilities                               9,840,325      9,367,456
                                                   -----------    -----------
STOCKHOLDERS' EQUITY
Common stock, Class one, no par value, 500 shares
authorized, issued and outstanding                      10,000         10,000
Common stock, Class Two, $1000 par value
2,500 shares authorized, 1000 issued and
outstanding                                          1,000,000      1,000,000
Retained earnings (deficit)                           (105,378)      (115,693)
                                                   -----------    -----------
     Total Stockholders' Equity                        904,622        894,307
                                                   -----------    -----------
     Total Liabilities & Stockholders' Equity      $10,744,947
$10,261,763
===========    ===========

See Notes to Financial Statements

                         CLS FINANCIAL SERVICES, INC.
                             STATEMENT OF INCOME

                                     Six Mos Ended 6/30   Quarter Ended 6/30
                                        2001      2000      2001       2000
REVENUES                                ----      ----      ----       ----
Loan fees                           $  484,389  $358,959  $248,591
$149,891
Interest on loans                      424,432   456,242   218,347
259,974
Management fees                        247,867    42,181    32,771     42,181
Other income                            15,813    63,279    14,737     22,015
                                    ----------  --------  --------
--------
                                     1,172,501   920,661   514,446
474,061

OPERATING EXPENSES
Wage and payroll taxes                 399,272   272,108   183,677    137,068
Commissions and referrals              296,706   239,363   155,599    120,538
Interest expense                       299,374   267,607   144,469    162,178
General and administrative             166,834   176,280    23,776     82,685
                                    ----------  --------  --------
--------         Total operating costs          1,162,186   955,358
507,521    502,469
                                    ----------  --------  --------   --------

INCOME BEFORE PROVISION FOR
FEDERAL INCOME TAX                      10,315   (34,697)    6,925    (28,408)
PROVISION FOR FEDERAL INCOME TAX             -         -         -          -
                                    ----------  --------  --------   --------
NET INCOME (LOSS)                       10,315   (34,697)    6,925    (28,408)
                                    ==========  ========  ========   ========

BASIC EARNINGS PER SHARE                  6.88    (23.13)     4.62     (18.94)
                                    ========== =========  ========   ========

See Notes to Financial Statements

                          CLS FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000

                                                     2001
2000
----             ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                                 $  10,315
$(34,697)
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization                         3,489
12,000
Change in Operating assets and liabilities
Accounts payable and accrued expenses                11,172
(15,918)
Other                                               112,017
38,435
Change in real estate owned                        (157,772)
635,562                                                      ---------
---------
NET CASH PROVIDED (USED) BY OPERATIONS              (20,779)
635,382
CASH FLOW FROM INVESTING ACTIVITIES:
Change in loans receivable                          103,497
269,665    Change in loans receivable related party
(360,254)         174,835    Purchase of property and
equipment                  (37,059)
(8,530)                                                     ---------
---------
CASH FROM INVESTING ACTIVITIES                     (293,816)
435,970


CASH FLOW FROM FINANCING ACTIVITIES:
Change in loans payable                             294,774
(285,459)    Borrowings (payments) on line of credit
148,500         (699,357)
---------        ---------     NET CASH FROM FINANCING
ACTIVITIES                 443,274
(984,816)
---------
---------

NET INCREASE (DECREASE) IN CASH                     128,679
86,536     CASH BALANCE - BEGINNING OF PERIOD
69,320           73,436
---------        ---------
CASH BALANCE - END OF PERIOD                      $ 197,999        $
159,972                                                      =========
=========
Interest paid on a cash basis                     $ 299,374        $
267,607                                                      =========
=========
Income taxes paid on a cash basis                 $       0        $
0                                                      =========
=========

See Notes to Financial Statements

                             CLS FINANCIAL SERVICES
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necesary for a fair presentation of operating results.

NOTE 2 - EARNINGS PER SHARE

Earnings per share are based on 1,500 common shares outstanding (weighted average). There are no dilutive items at June 30, 2001 and 2000.

Part 1
Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, PLAN OF OPERATION AND LIQUIDITY

STATEMENT OF FORWARD-LOOKING INFORMATION

This discussion and analysis should be read together with our financial statements and related notes appearing in Item 1, above. This report contains both objective historical information and subjective "forward-looking statements" that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and bear certain risks and uncertainties that could cause actual results to differ materially from those projected. Generally, forward-looking statements are prefaced by the words:
"believe", "expect", "intend", "anticipate", and similar expressions; but their absence does not mean that a statement is not forward-looking.
Numerous
factors both within and outside our control could affect our actual results, including, but not limited to the factors set forth in the "Legal Proceedings" and "Uncertainties" contained in Form 10-K for the year ended December 31, 2000. These risk factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

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

The company manages cash by reselling the loan to other investors in order to recapture original debenture investments which will then in turn be used to fund other loans. The company relies on its ability to resell loans receivable or real estate in sufficient amounts to generate funds needed to pay off maturing debentures under the restructuring plan (See
Uncertainties).
The external sources of liquidity include a line of credit, payoff on loans recievable, sales of loan recievable, and sales of real estate.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The quarter ended June 30, 2001 reflects income of $6,925. Set forth below are the key results from operation for the quarter ended June 30, 2001.

1. OBILIGATIONS
The company continues to have quarterly meetings with the investors to keep them informed of the financial condition of CLS. The company met its obligations under the restructuring plan in the second quarter 2001. The company's principal performance objective is to meet all restructuring obligations and provide an annual increase to retained earnings. Interest payments from loans recievable are sufficient to pay debenture investor interest. The company relies on its ability to sell loans receivable to generate enough cash to pay principal to the investors.


2. THE SALE OF LOANS RECEIVABLE PROVIDES THE FUNDS NECESSARY TO FUND MORE
LOANS.
The demand for loans receivable to purchase by investors remains strong. There are no known or predicted property value downward trends. Industry reports indicate the value of property in the western Washington area continues to incease in 2001.


3. REVENUES INCREASE
Revenue for the quarter ended June 30, 2001 increased by 8.5% over the quarter ended June 30, 2000 from $474,061 to $514,446 primarily due to higher loan fee revenue generated by higher mortgage volume. Loan fee revenue increased by 66%, from $149,891 for the quarter ended June 30, 2000 to $248,591 for the quarter ended June 30, 2001. At the same time interest on loans decreased by 16% from $259,974 to $218,347 for the quarters ended June 30, 2000 and 2001, respectively. The decrease in interest revenue is due to fewer loans being funded off the warehouse line of credit, which is the primary source of interest income. Revenue is expected to continue at the same level through the end of the year.



4. TYPE OF PROPERTY SECURING LOANS RECEIVABLE HAS CHANGED.
As of June 30, 2001, 49% of loans receivable portfolio was secured by a first lien on real property. Management projects that this trend will continue.


5. TOTAL EXPENSES INCREASED.
Total expenses were $507,521 for the quarter ended June 30, 2001 compared to $502,469 for the quarter ended June 30, 2000. This represents a 1% increase.
Wages and payroll taxes rose by 34%, $137,068 to $183,677 for the quarters ended June 30, 2001 and 2000, respectively. This is due to the hiring of two additional loan processors and raises given to certain management employees who had previously forgone raises due to the restructuring plan. Commissions paid to loan officers rose from $120,538 for the quarter ended June 30, 2000 to $155,599 for the quarter ended June 30, 2001 because of higher loan volume. The company plans to increase management and loan officer staffing in the latter half of the year to take advantage of the continued strong loan market. The increase in staffing is not expected to have an impact on revenue until the first quarter of 2002. Commission expense should remain at current levels since revenue is expected to remain at current levels.

Other operating expenses decreased from the quarter ended June 30, 2000 to June 30, 2001 by 31% from $244,863 to $168,245 due to updating the allocation percentages between CLS and its sister company Puget Sound Investment Group.

RETURN ON ASSETS, EQUITY, AND EQUITY TO ASSETS RATIO
The following net returns were realized during the six months ended June 30, 2001 and 2000:

                                             Six months ended June 30,
                                              2001               2000
Return on assets
(net income divided by average total asset)     .10%            (.32%)
Return on equity
(net income divided by average equity)         1.15%           (4.29%)
Equity to assets
(average equity divided by average assets      8.56%            7.49%

PLAN OF OPERATION THROUGHOUT THE YEAR
The company is committed to continue to offer real estate and loans receivable for sale to the public for the foreseeable future. Management expects loan originations to continue at the current 2001 level through the end of the year.

The company's cash management goal is to invest all available funds through loans receivable on real estate. There has been no shortage of investment options that meet the company investment criteria. The company expects to be able to continue to acquire similar loans in the future.

The company forecasts a stable demand for its services in the foreseeable future, evidenced by the daily loan inquiries, portfolio performance, external predictions and subsequent loans funded.

UNCERTAINTIES
In a prior year, the company established a restructuring plan with debenture holders generally reducing the interest rate on the debentures. The restructuring plan has been accepted by the clear majority of the debenture investors. As of June 30, 2001, a total of 88% of the investors (93% of the dollars) had agreed to the restructuring in writing. There is no guarantee that the company will be able to reorganize if all of the investors do not agree. However, the uncertainty of this happening is reduced. In case a debenture holder, with investments in an amount material in relation to the company's net worth, proceeds with litigation, the company will be forced to liquidate to protect investors who agreed to the restructuring. In the alternative, and in a worst case scenario, the company could be forced to liquidate or perhaps file for a formal reorganization under Chapter 11 of the Bankruptcy Code. Management believes that after the investors study the audited financial statements, the information contained in this 10QSB, reviews the real estate portfolio and loan portfolio and reviews the industry predictions, that they will agree that it is in their collective best interests to support the restructuring plan initiated by management. The savings of administration costs, court hearings, and compliance with the Bankruptcy Code, rules and United States Trustee directives, will ultimately inure to the investors, rather than counsel, accountants and the Trustee's office.

Part 2
Item 1    LEGAL PROCEEDINGS

At present the company is not involved in any lawsuits with the investors. The company has entered the execution phase of the restructuring plan. There still remains a risk that some of the debenture holders who have not yet signed the agreement regarding the restructuring plan may initiate legal proceedings. At present the company is current in its obligations to all of its investors regarding the restructuring plans. It has been clear to the majority of the investors that it is in their best interest to work with management through this restructuring process. In the event the company is unable to reorganize with the investors consent, CLS may be forced to liquidate or file under Chapter 11 of the Bankruptcy Code. In that case, the investors of debentures will most likely lose a substantial portion of their principal, since the value of CLS is represented in the market equity in real property, namely the market value of the property sold at a price in excess of book value.

ITEM 2    CHANGES IN SECURITIES
  None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES
  None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None

ITEM 5    OTHER INFORMATION

  None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
  The company did not file any reports on Form 8-K in the second quarter of 2001.

  Exhibit
  Number    Exhibit

  27        Financial Data Schedule

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