Form 10QSB
period 2001-09-30
CLS FINANCIAL SERVICES INC
filed 2001-11-15
CIK 932795

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2001
-----------------------------------------------------------------------
                                       or

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
            Class                  Outstanding on October 31, 2001
            -----                  ----------------------------
        Common, Class One                     500
        Common, Class Two                    1,000

Transitional Small Business Disclosure Format (Check one):  Yes/ /  No/x/

                            CLS Financial Services, Inc
                          Quarterly Report on Form 10-QSB
                         For the period ended September 30, 2001

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

                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEET
                      September 30, 2001 AND December 31, 2000

                                                   September 30, December 31,
                                                        2001          2000
ASSETS                                                --------      ---------
Cash                                               $   100,990    $    69,320
Cash - trust account                                    10,689         13,087
Loans receivable from related party                  4,343,841      4,094,588
Loans held for resale                             1,365,532              0
Other loans receivable                                 170,979        270,525
Other receivables                                      125,681              0
Real estate owned                                    5,981,007      5,373,331
Property and equipment, at cost, less
accumulated depreciation of $226,703
in 2001 and $211,683 in 2000                           154,394        114,802
Other                                                   67,434        326,110
                                                   -----------    -----------
     Total Assets                                  $12,320,547    $10,261,763
                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses              $   118,824    $   129,796
Trust account payable                                   10,689         13,087
Loans payable                                        9,235,386      8,689,073
Notes payable                                2,036,532
Loans payable other                                          0        535,500
                                                   -----------    -----------
     Total Liabilities                              11,401,431      9,367,456
                                                   -----------    -----------
STOCKHOLDERS' EQUITY
Common stock, Class one, no par value, 500 shares
authorized, issued and outstanding                      10,000         10,000
Common stock, Class Two, $1000 par value
2,500 shares authorized, 1000 issued and
outstanding                                          1,000,000      1,000,000
Retained earnings (deficit)                           ( 90,884)      (115,693)
                                                   -----------    -----------
     Total Stockholders' Equity                        919,116        894,307
                                                   -----------    -----------
     Total Liabilities & Stockholders' Equity      $12,320,547    $10,261,763
                                                   ===========    ===========

See Notes to Financial Statements

                         CLS FINANCIAL SERVICES, INC.
                             STATEMENT OF INCOME

                                    Nine Mos Ended 9/30   Quarter Ended 9/30
                                        2001      2000      2001       2000
REVENUES                                ----      ----      ----       ----
Loan fees                           $  718,797  $484,326  $234,408   $125,367
Interest on loans                      629,782   649,840   205,350    193,598
Management fees                        321,669         0    73,802          0
Other income                            23,320   255,964     7,507    150,504
                                    ----------  --------  --------   --------
                                     1,693,568 1,390,130   521,067    469,469

OPERATING EXPENSES
Wage and payroll taxes                 541,676   389,158   142,404    117,050
Commissions and referrals              407,877   324,646   111,171     85,283
Interest expense                       450,730   385,524   151,356    117,917
General and administrative             268,476   286,601   101,642    110,321
                                    ----------  --------  --------   --------
      Total operating costs                1,668,759 1,385,929   506,573
430,571
                                    ----------  --------  --------   --------

INCOME BEFORE PROVISION FOR
FEDERAL INCOME TAX                      24,809     4,201    14,494     38,898
PROVISION FOR FEDERAL INCOME TAX             -         -         -          -
                                    ----------  --------  --------   --------
NET INCOME (LOSS)                       24,809     4,201    14,494     38,898
                                    ==========  ========  ========   ========

BASIC EARNINGS PER SHARE                 16.54      2.80      9.66      25.93
                                    ========== =========  ========   ========

See Notes to Financial Statements

                          CLS FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                     Nine Months Ended September 30, 2001 and 2000

                                                              2001     2000
     ----     ----

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                                         $  24,809  $( 4,201)

Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization                                15,030    18,000
Change in Operating assets and liabilities
Receivables, other than loans receivable                   155,761    126,806
Accounts payable and accrued expenses                      (10,972)    24,990
Other                                                      (22,766)  (101,370)
Purchase of real estate held for sale                     (193,487)   909,890
                                                          ---------  --------
                                                           (31,625)   982,517
NET CASH PROVIDED (USED) BY OPERATIONS

CASH FLOW FROM INVESTING ACTIVITIES:
Change in loans receivable                                  99,546    307,947

Change in loans receivable related party                  (202,896)    62,586
Purchase of property and equipment                         (54,622)   (23,483)
                                                          ---------  ---------
NET CASH FROM INVESTING ACTIVITIES                       $(157,972)   347,050


CASH FLOW FROM FINANCING ACTIVITIES:
Borrowing on loans payable                                 85,767    (629,685)
Borrowings (payments) on line of credit                   135,500    (699,357)
                                                        ---------    ---------
NET CASH FROM FINANCING ACTIVITIES                      $ 221,267  (1,329,042)


NET INCREASE (DECREASE) IN CASH                            31,670         525
CASH BALANCE - BEGINNING OF PERIOD                         69,320      73,436
                                                        ---------   ---------
CASH BALANCE - END OF PERIOD                            $ 100,990      73,961
                                                        =========   =========
Interest paid on a cash basis                           $ 450,730     385,524
                                                        =========   =========

Income taxes paid on a cash basis                       $       0   $       0

                                                        =========   =========

See Notes to Financial Statements

                             CLS FINANCIAL SERVICES
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results.

NOTE 2 - EARNINGS PER SHARE

Earnings per share are based on 1,500 common shares outstanding (weighted average). There are no dilutive items at September 30, 2001 and 2000.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The quarter ended September 30, 2001 reflects income of $14,494. Set forth below are the key results from operation for the quarter ended September 30, 2001.

1. OBILIGATIONS
The company continues to have quarterly meetings with the investors to keep them informed of the financial condition of CLS. The company met its obligations under the restructuring plan in the third quarter 2001. The Company's principal performance objective is to meet all restructuring obligations and provide an annual increase to retained earnings. Interest payments from loans receivable are sufficient to pay debenture investor interest. The company relies on its ability to sell loans receivable to generate enough cash to pay principal to the investors.

2. THE SALE OF LOANS RECEIVABLE PROVIDES THE FUNDS NECESSARY TO FUND MORE
LOANS.
The demand for loans receivable to purchase by investors remains strong. There are no known or predicted property value downward trends. Industry reports indicate the value of property in the Western Washington area continues to increase in 2001.

3. REVENUES INCREASE
Revenue for the quarter ended September 30, 2001 increased by 11% over the quarter ended September 30, 2000 from $469,469 to $521,067 primarily due to higher loan fee revenue generated by higher mortgage volume. Loan fee revenue increased by 94%, from $125,367 for the quarter ended September 30, 2000 to $234,408 for the quarter ended September 30, 2001. At the same time interest on loans increased by 6% from $193,598 to $205,350 for the quarters ended September 30, 2000 and 2001, respectively. Revenue is expected to continue at the same level through the end of the year.


4. TYPE OF PROPERTY SECURING LOANS RECEIVABLE HAS CHANGED.
As of September 30, 2001, 45% of loans receivable portfolio was secured by a first lien on real property. Management projects that this trend will continue.

5. TOTAL EXPENSES INCREASED.
Total expenses were $506,573 for the quarter ended September 30, 2001 compared to $430,571 for the quarter ended September 30, 2000. This represents an 18% increase. Wages and payroll taxes rose by 22%, from 117,050 to $142,404 for the quarters ended September 30, 2001 and 2000, respectively. This is due to the hiring of additional managers for the loan department and additional accounting staff. Commissions paid to loan officers rose from $85,283 for the quarter ended September 30, 2000 to $111,171 for the quarter ended September 30, 2001 because of higher loan volume. The company plans to increase management and loan officer staffing in the latter half of the year to take advantage of the continued strong loan market. The increase in staffing is not expected to have an impact on revenue until the first quarter of 2002. Commission expense should remain at current levels since revenue is expected to remain at current levels.

Other operating expenses decreased from the quarter ended September 30, 2000 to September 30, 2001 by 9% from $110,321 to $101,642 due to updating the allocation percentages between CLS and its sister company Puget Sound Investment Group.

RETURN ON ASSETS, EQUITY, AND EQUITY TO ASSETS RATIO
The following net returns were realized during the nine months ended September 30, 2001 and 2000:

                                          Nine months ended September 30,
                                              2001               2000
Return on assets
(net income divided by average total asset)     .22%             .04%
Return on equity
(net income divided by average equity)         2.74%             .51%)
Equity to assets
(average equity divided by average assets      8.02%            7.88%

PLAN OF OPERATION THROUGHOUT THE YEAR

The company has proposed a reorganization plan to the debenture investors converting their debentures into common stock. The company has held daily and weekly meetings to determine the interest and has briefed the Securities Division for the State of Washington on the plan. On October 19, 2001, the Board of Directors approved the necessary amendments to the Articles of Incorporation to provide for the issuance of Common Stock and an increase in the Board of Directors to accommodate the reorganization. The Board intends to execute the reorganization plan provided at least 80% of the debenture investors agree to do so.

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

UNCERTAINTIES
In a prior year, the company established a restructuring plan with debenture holders generally reducing the interest rate on the debentures. The restructuring plan has been accepted by the clear majority of the debenture investors. As of September 30, 2001, a total of 88% of the investors (93% of the dollars) had agreed to the restructuring in writing. There is no guarantee that the company will be able to reorganize if all of the investors do not agree. However, the uncertainty of this happening is reduced. In case a debenture holder, with investments in an amount material in relation to the company's net worth, proceeds with litigation, the company will be forced to liquidate to protect investors who agreed to the restructuring. In the alternative, and in a worst-case scenario, the company could be forced to liquidate or perhaps file for a formal reorganization under Chapter 11 of the

Bankruptcy Code. Management believes that after the investors study the audited financial statements, the information contained in this 10QSB, reviews the real estate portfolio and loan portfolio and reviews the industry predictions, that they will agree that it is in their collective best interests to support the restructuring plan initiated by management. The savings of administration costs, court hearings, and compliance with the Bankruptcy Code, rules and United States Trustee directives, will ultimately inure to the investors, rather than counsel, accountants and the Trustee's office.

Part 2
Item 1    LEGAL PROCEEDINGS

As of September 30, 2001, the company was not involved in any lawsuits with the investors. The company has entered the execution phase of the restructuring plan. There still remains a risk that some of the debenture holders who have not yet signed the agreement regarding the restructuring plan may initiate legal proceedings. At present the company is current in its obligations to all of its investors regarding the restructuring plans. It has been clear to the majority of the investors that it is in their best interest to work with management through this restructuring process. In the event the company is unable to reorganize with the investors consent, CLS may be forced to liquidate or file under Chapter 11 of the Bankruptcy Code. In that case, the investors of debentures will most likely lose a substantial portion of their principal, since the value of CLS is represented in the market equity in real property, namely the market value of the property sold at a price in excess of book value.

Subsequent Event

On October 16, 2001, Mr. Melvin L. Johnson without authority wrongfully removed the computer he used in his office from the company offices. On October 17, 2001, the President, Mr. Gerald C. Vanhook suspended Mr. Johnson for improper conduct toward employees, for completing a false financial statement that was to be sent to a bank in conjunction with an operating line of credit, for failing to file or provide the company with his 2000 tax return, for breaching his duty of loyalty to the company, for improperly and without authority wrongfully rolling over an investor's funds and other allegations that require investigation. On October 18, 2001, Mr. Johnson attempted to enter the company property for the purposes of removing records and was stopped by security and finally ordered off the premises by the Lynnwood police. On October 19, 2001, the Board of Directors ratified the suspension at a Board Meeting and further suspended Mr. Johnson without pay for the duration of the investigation. The company is in the process of submitting the U4 to the Securities Division of the Department of Financial Institutions for the State of Washington. Subsequently, Mr. Johnson initiated a lawsuit against the Company, its affiliate companies, Mr. Vanhook, other officers, an independent director and counsel in King County Cause Number 01-2-31145-OSEA, with a trial date of March 31, 2003. The Company has forwarded a copy of the complaint to the Securities Division for the State of Washington. Subsequent to the filing of the complaint, Mr. Johnson attempted to redirect tenant rent payments to his own account and did further attempt to redirect closing proceeds on an affiliate company to his own account. Further legal and disciplinary action will be taken against Mr. Johnson to protect the investors.

ITEM 2    CHANGES IN SECURITIES
  None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES
  None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None

ITEM 5    OTHER INFORMATION

  None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
  The company did not file any reports on Form 8-K in the third quarter of 2001.







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