Form 10QSB/A
period 2001-09-30
CLS FINANCIAL SERVICES INC
filed 2001-11-15
CIK 932795

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

                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEET
                      September 30, 2001 AND December 31, 2000

                                                   September 30, December 31,
                                                        2001          2000
ASSETS                                                --------      ---------
Cash                                               $   100,990    $    69,320
Cash - trust account                                    10,689         13,087
Loans receivable from related party                  4,343,841      4,094,588
Loans held for resale                             1,365,532        560,462
Other loans receivable                                 170,979        270,525
Other receivables                                      125,681        281,442
Real estate owned                                    5,981,007      5,373,331
Property and equipment, at cost, less
accumulated depreciation of $226,703
in 2001 and $211,683 in 2000                           154,394        114,802
Other                                                   67,434         44,668
                                                   -----------    -----------
     Total Assets                                  $12,320,547    $10,822,225
                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses              $   118,824    $   129,796
Trust account payable                                   10,689         13,087
Loans payable                                        9,235,386      8,689,073
Notes payable                                  671,000        535,500
Loans payable other                                  1,365,532        560,462
                                                   -----------    -----------
     Total Liabilities                              11,401,431      9,927,918
                                                   -----------    -----------
STOCKHOLDERS' EQUITY
Common stock, Class one, no par value, 500 shares
authorized, issued and outstanding                      10,000         10,000
Common stock, Class Two, $1000 par value
2,500 shares authorized, 1000 issued and
outstanding                                          1,000,000      1,000,000
Retained earnings (deficit)                           ( 90,884)      (115,693)
                                                   -----------    -----------
     Total Stockholders' Equity                        919,116        894,307
                                                   -----------    -----------
     Total Liabilities & Stockholders' Equity      $12,320,547    $10,261,763
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
                                    ========== =========  ========   ========

See Notes to Financial Statements

                          CLS FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                     Nine Months Ended September 30, 2001 and 2000

                                                              2001     2000
     ----     ----

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                                         $  24,809  $  4,201
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization                                 5,119    18,000
Change in Operating assets and liabilities
Loans held for resale                                     (805,070)   507,285

Receivables, other than loans receivable                   155,761    126,806
Accounts payable and accrued expenses                      (10,972)    24,990
Other                                                      (22,766)  (101,370)
Purchase of real estate held for sale                     (193,487)   909,890
                                                          ---------  --------
                                                          (846,606) 1,489,802
NET CASH PROVIDED (USED) BY OPERATIONS

CASH FLOW FROM INVESTING ACTIVITIES:
Change in loans receivable                                  99,546    307,947

Change in loans receivable related party                  (202,896)    62,586
Purchase of property and equipment                         (54,622)   (23,483)
                                                          ---------  ---------
NET CASH FROM INVESTING ACTIVITIES                        (148,061)   347,050


CASH FLOW FROM FINANCING ACTIVITIES:
Borrowing on loans payable                                 85,767    (629,685)
Borrowing (payments) on line of credit                   135,500     (699,357)
Borrowing (payments) on warehouse line of credit         805,070     (507,285)
                                                        ---------    ---------
NET CASH FROM FINANCING ACTIVITIES                      1,026,337  (1,836,327)


NET INCREASE (DECREASE) IN CASH                            31,670         525
CASH BALANCE - BEGINNING OF PERIOD                         69,320      73,436
                                                        ---------   ---------
CASH BALANCE - END OF PERIOD                            $ 100,990      73,961
                                                        =========   =========
Interest paid on a cash basis                           $ 450,730     385,524
                                                        =========   =========

Income taxes paid on a cash basis                       $       0   $       0

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