Form 10KSB
period 2001-12-31
CLS FINANCIAL SERVICES INC
filed 2002-03-27
CIK 932795

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-KSB
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
-----------------------------------------------------------------------
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ---------     ---------------------------
Commission File Number:              33-85864-LA
------------------------------------------------------------------------
                              CLS FINANCIAL SERVICES, INC.
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.    \X\ Yes
\ \ No

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB \X\

State the issuer's revenue for its most recent fiscal year.........$2,267,649

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) n/a

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. \ \ Yes \ \ No

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                      Class               Outstanding on December 31, 2001
                ------------------        --------------------------------
                Common, Class One                   500
                Common, Class Two                 1,000

                   DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I or Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1993 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). n/a

Transitional Small Business Disclosure Format (check one): \ \ Yes \X\ No

                     CLS FINANCIAL SERVICES, INC.
       ANNUAL REPORT OF FORM 10-KSB FOR THE FISCAL YEAR ENDED
                        DECEMBER 31, 2001

                        TABLE OF CONTENTS
                                                                    PAGE

PART I
     Item 1:    Description of Business                               4

     Item 2:    Description of Property                               5

     Item 3:    Legal Proceedings                                     5

     Item 4:    Submission of Matters to Security Holders             6

PART II
     Item 5:   Market for Common Equity & Related Stockholders        6
               Matters

     Item 6:   Management Discussion & Analysis                       6

     Item 7:   Financial Statements                                   9

     Item 8:   Changes in & Disagreements with Accountants on        21
               Accounting & Financial Disclosure

PART III
     Item 9:  Directors & Executive Officers                        21

     Item 10:  Executive Compensation                                22

     Item 11:  Security Ownership of Certain Beneficial Owners and   22
               Management

     Item 12:  Certain Relationships and Related Transactions        23

     Item 13:  Exhibits and Reports on 8-K                           24

                              PART I

ITEM 1    DESCRIPTION OF BUSINESS

Business Development and Description

CLS Financial Services, Inc., is a Washington State Corporation (referred to as the "company") incorporated in March of 1990. The company's primary business is to engage in the brokerage of loans and the purchase and sale of real estate contracts, mortgages, and deeds of trust ("loans"). The company has continued its registration with the State of Washington to sell in whole or in part loans pursuant to its Mortgage Broker Dealer license.

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

The company has originated loans as set forth below:

YEAR TOTAL LOAN ORIGINATIONS  LOANS BROKERED & SOLD    COMPANY LOAN PORTFOLIO
1996    $20,962,033.00          $17,969,295.00            $2,992,738.00
1997    $15,253,345.00          $12,766,411.00            $2,486,934.00
1998    $31,718,132.00          $27,965,691.00            $3,752,441.00
1999    $29,511,957.00          $27,590,809.00            $1,921,148.00
2000    $28,577,253.00          $26,974,343.00            $1,602,910.00
2001    $44,394,488.00          $43,510,832.00            $  883,656.00

The company has generated revenue as set forth below:

                  1999               2000                2001
GROSS REVENUE     $1,757,334.00      $2,035,395.00       $2,267,649.00
OPERATING EXPENSE $1,248,714.00      $1,406,679.00       $1,506,147.00
SALARY EXPENSE      $491,922.00        $560,978.00         $724,286.00
NET INCOME/(Loss)    $16,698.00         $67,738.00          $37,216.00

Security

As of December 31, 2001 and December 31, 2000, 53% and 54%, respectively, of the loans in the portfolio were secured by first liens on real property. Management expects this trend to continue. Loans originated by CLS and retained as inventory decreased in 2001 due to fewer loans of this type being funded by CLS and the high demand for these loans by investors. CLS expects to fund more of these loans in 2002, but also expects investor demand to remain high. See Note 3, Notes to Financial Statements.

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

Subsequent Event

CLS expects to be merged with a newly formed limited liability company, CLS Financial Services, LLC ("the LLC") sometime in 2002. The LLC will be the surviving company. CLS will be liquidated. The debenture holders of CLS will be offered the opportunity to convert their debentures into equity in the LLC. At least 80% of the debenture holders must agree to the conversion from debt to equity for it to be effective for any debenture holders. It is anticipated that at least 80% of the debenture holders will vote in favor of the conversion.

A limited partnership in which CLS is a partner, called PSIG One LP, will also be merged with the LLC. The limited partners of PSIG One LP will be offered the opportunity to become owners in the LLC. It is anticipated that a majority of the limited partners will vote in favor of becoming owners.

ITEM 2    DESCRIPTION OF PROPERTY

The company's principal investment objective is to acquire a portfolio of real estate collateralized loans at 2-4% over the cost of capital. In order to do so the company must acquire loans in which the borrowers are considered a higher risk than Class A borrowers with higher credit ratings. These loans are secured by real estate located in the Western Washington area. The majority of the loans are in the $80,000-$150,000 range bearing interest between 12% to 18%. Types of real property securing loans (including related party loans) as of December 31, 2001 are set forth below:

SINGLE FAMILY RESIDENCES      $  578,704.00
MULTI-FAMILY RESIDENCES       $  575,639.00
RAW LAND                      $3,287,861.00
OTHER                            $15,802.00
TOTAL LOAN RECEIVABLE         $4,458,006.00

ITEM 3    LEGAL PROCEEDINGS

As of December 31, 2001, the company was not involved in any lawsuits with the investors. The company has entered the execution phase of the restructuring plan. There still remains a risk that some of the debenture holders who have not yet signed the agreement regarding the restructuring plan may initiate legal proceedings. At present the company is current in its obligations to all of its investors regarding the restructuring plans. It has been clear to the majority of the investors that it is in their best interest to work with management through this restructuring process. In the event the company is unable to reorganize with the investors consent, CLS may be forced to liquidate or file under Chapter 11 of the Bankruptcy code. In that case, the investors of debentures will most likely lose a substantial portion of their principal, since the value of CLS is represented in the market equity in real property, namely the market value of the property sold at a price in excess of book value.

On October 16, 2001, Mr. Melvin L. Johnson, Jr., without authority wrongfully removed the computer he used in his office from the company offices. On October 17, 2001, the President, Mr. Gerald C. Vanhook suspended Mr. Johnson for improper conduct toward employees, for completing a false financial statement that was to be sent to a bank in conjunction with an operating line of credit, for failing to file or provide the company with his 2000 tax return, for breaching his duty of loyalty to the company, for improperly and without authority wrongfully rolling over an investor's funds and other allegations that require investigation. On October 18, 2001, Mr. Johnson attempted to enter the company property for the purposes of removing his records and was stopped by security and finally ordered off the premises by the Lynnwood police. On October 19, 2001, the Board of Directors ratified the suspension at a Board Meeting and further suspended Mr. Johnson without pay for the duration of the investigation. The company is in the process of submitting the U4 to the Securities Division of the Department of Financial Institutions for the State of Washington. Subsequently, Mr. Johnson initiated a lawsuit against the Company, its affiliate companies, Mr. Vanhook, other officers, an independent director and counsel in King County Cause Number 01-2-31145-OSEA with a trial date of March 31, 2003. The Company forwarded a copy of the complaint to the Securities Division for the State of Washington. Subsequent to the filing to the complaint, Mr. Johnson attempted to redirect tenant rent payments to his own account and did further attempt to redirect closing proceeds on an affiliate company to his own account. Further legal and disciplinary action will be taken against Mr. Johnson to protect the investors.

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                             PART II

ITEM 5     MARKET FOR COMMON EQUITY & RELATED MATTERS

Market Information

There is no public market for the company's investment debentures, nor is one likely to develop. The investment debentures are not expected to be listed on any formal exchange.

ITEM 6 MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

Statement of Forward-Looking Information

This discussion and analysis should be read together with our financial statements and related notes appearing in Item 7, below. This report contains both objective historical information and subjective "forward-looking statements" that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and bear certain risks and uncertainties that could cause actual results to differ materially from those projected. Generally, forward-looking statements are prefaced by the words:
"believe", "expect", "intend", "anticipate", and similar expressions; but their absence does not mean that a statement is not forward-looking. Numerous factors both within and outside our control could affect our actual results, including, but not limited to the factors set forth in the "Legal Proceedings" and "Uncertainties" contained in Form 10-KSB for the year ended December 31, 2001. These risk factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

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

Capital Resources

Interest received on loans funded and servicing fees provide the funds for expenses and interest due to investors on debenture purchases. Principal on loans receivable due will provide the funds to repay the debentures payable. The loans receivable are tied specifically to these debentures payable with similar maturity over the next five year. There are no other significant commitments for capital expenditures as of December 31, 2001.

Results of Operations

In 2001, 2000, 1999, 1998, and 1997, the company originated 44.4, 28.6, 29.5,
31.7, 15.3, 20.9 million dollars in loans, respectively. The company's revenues from operations were 2.27, 2.0, 1.76, 2.2, 1.7, 1.7, million dollars in 2001, 2000, 1999, 1998, 1997, respectively. Expenses from operations increased to $1,506,147 from $1,406,679 in 2001. The loan department was expanded to take advantage of the low mortgage interest rates. The marketing department was expanded to take advantage of investors seeking alternatives to the stock market.

Property Value Trends

There are no known or predicted property value downward trends. Management expects that property values will continue to increase in the Puget Sound area. Management bases this prediction on industry reports that value of property in the western Washington area has increased in 2001 and shows no downward trends in the foreseeable future.

Obligations

In order to protect the debenture holders' principal, in early 1999 the company reduced the interest rate by 50%, and the maturity was extended by 5 years. In the first quarter of 2000, the interest rates on the debenture accounts were increased based on the financial success of the restructuring. The company plans to increase the return in 2002 and beyond, provided there is sufficient income to pay for the increases. The company's principle performance objective is to meet all restructuring obligations and to provide an annual increase in retained earnings. As of year end 2001, the company has done so. The company receives interest payments from loans receivable sufficient to pay debenture investor interest. The company relies on its ability to sell loans receivable to generate the necessary cash to pay principal to the investor.

The company has developed a merger plan in which CLS Financial Services, Inc. and PSIG One LP will be merged with a newly formed LLC, the CLS Financial Services, LLC. The LLC will be the surviving company. The debenture holders and the limited partners will be offered the opportunity to become Class Two members of the LLC.

Return on Asset, Equity, and Equity to Assets Ratio

The following net returns were realized during the years ended December 31, 2001 and 2000.

Year Ended December 31,                                 2001        2000
Return on Assets (net income/avg total assets)           .31%         .63%
Return on Equity (net income/avg equity)                4.08%        7.87%
Equity to Assets (avg equity/avg total assets)          7.67%        8.03%

Plan of Operation

The company is committed to offer real estate and loans receivable for sale to investors for the foreseeable future. Management expects loan growth to exceed 2001 due to the current refinancing trend. More effort has been placed on the loan department to obtain A & B type loans to sell to brokers which will generate more income based on the volume alone.

The company's cash management goal is to invest all available funds through loans receivable or real estate. There has been no shortage of investment options that meet the company investment criteria. The company expects to be able to continue to acquire similar loans in the future. Loan purchases will be limited by available liquidity as previously discussed.

The company actively pursues delinquent accounts. As a result, non earning receivables are minimal and generally fully collected within thirty to sixty days. Management's strategy and policy has been to underwrite loans conservatively. This strategy will continue with a loan to value ratio average of 65%. Every effort is made to assure profitability even in the event of a foreclosure sale.

The company forecasts a stable demand for its services in the foreseeable future, evidenced by the daily loan inquiries, portfolio performance, external predictions and subsequent loans funded.

Uncertainties

The restructuring plan has been accepted by the clear majority (88% as of year end 2000) of the debenture investors as set forth above. However, there is no guarantee that the company will be able to reorganize if all of the investors do not agree. In the case a debenture holder, with investments in an amount material in relation to the company's net worth, proceeds with litigation, the company will be forced to litigate to protect investors who agreed to the restructuring. In the alternative, and in a worst case scenario, the company could be forced to liquidate or perhaps file for a formal reorganization under
Chapter 11 of the Bankruptcy Code. Management believes that after the investors study the audited financial statements, the information contained in this 10KSB, reviews the real estate portfolio and loan portfolio and reviews the industry predictions, that they will agree that it is in their collective best interests to support the restructuring plan initiated by management.
The
savings of administration costs, court hearings, and compliance with the Bankruptcy Code, rules and United States Trustee directives, will ultimately inure to the investors, rather than counsel, accountants and the Trustee office.

ITEM 7      FINANCIAL STATEMENTS

            Index to Financial Statements as of December 31, 2001

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

                                (LETTERHEAD)

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
CLS Financial Services, Inc
Lynnwood, Washington


We have audited the accompanying balance sheets of CLS Financial Services, Inc. as of December 31, 2001 and 2000, and the related statements of operations and retained earnings (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States and the standards applicable to financial audits contained in the Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLS Financial Services, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


/s/ Peterson Sullivan PLLC
Seattle, Washington
February 8, 2002

                         CLS FINANCIAL SERVICES, INC.
                                BALANCE SHEETS
                        December 31, 2001 AND 2000

                                                     2001              2000
ASSETS                                             --------          --------
Cash                                            $   185,171       $
69,320
Cash - held in trust                                  9,642            13,087
Loans Receivable from related party               4,801,530
4,094,588   Loans Held for Resale
687,866           560,462
Loans Receivable                                    169,762
270,525
Receivables                                         177,909
281,442
Real estate held for sale                         6,638,482
5,373,331   Property and equipment, at cost,
less
  accumulated depreciation of $291,840
  in 2001 and $211,683 in 2000                      286,644
114,802
Other                                                21,262
44,668                                                    ----------
----------
     Total Assets                               $12,978,288       $10,822,225
                                                 ==========
==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses           $   134,217       $
129,796
Trust account payable                                 9,642            13,087
Loans payable                                    10,318,540
8,689,073
Notes payable                                       896,500           535,500
Warehouse line of credit                            687,866           560,462
                                                  ---------
---------
     Total Liabilities                           12,046,765
9,927,918

STOCKHOLDERS' EQUITY
Common stock, Class one, no par value               10,000             10,000
Common stock, Class Two, $1000 par value         1,000,000          1,000,000
Retained earnings (deficit)                        (78,477)
(115,693)
                                                 ---------
---------             Total Stockholders' Equity
931,523            894,307
                                                 ---------
---------
    Total Liabilities & Stockholders' Equity   $12,978,288
$10,822,225
                                                ==========
==========

See Notes to Financial Statements

                         CLS FINANCIAL SERVICES, INC.
            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                    Years Ended December 31, 2001 AND 2000

                                                     2001           2000
REVENUES                                             ----           ----
Loan origination fees                            $  964,484      $  738,325
Interest on loans                                   822,209         897,167
Loan servicing and other fees                       145,948          85,287
Management fees                                     315,770         292,276
Other income                                         19,238          22,340
                                                  ---------       ---------
      Total Revenues                              2,267,649       2,035,395

EXPENSES
Wages and payroll taxes                             724,286         560,978
Commission and referrals                            536,540         464,402
Interest expense                                    570,499         555,447
Advertising                                          77,820          81,167
Rent                                                 46,724          50,873
Office and utilities                                193,526         124,683
Professional fees                                    68,918         108,116
Depreciation                                         12,120          21,991
                                                  ---------       ---------
     Total expenses                               2,230,433       1,967,657
                                                  ---------      ----------
     Net Income                                      37,216          67,738

RETAINED EARNINGS (deficit), beginning of year     (115,693)       (183,431)
                                                  ---------       ---------
RETAINED EARNINGS (deficit), end of year          $ (78,477)     $ (115,693)
                                                  =========       =========

See Notes to Financial Statements

                          CLS FINANCIAL SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2001 AND 2000

                                                      2001           2000
                                                    --------       --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                        $   37,216     $   67,738
Adjustments to reconcile net income to net cash
  flows from operations
Depreciation                                          12,120         21,991
Proceeds from real estate held for sale                           1,399,450
Purchase of real estate held for sale             (1,265,151)      (638,614)
Change in other operating assets and liabilities
  Receivables, other than loans receivable           103,533        (58,394)
  Loans held for resale                             (127,404)      ( 53,177)
  Accounts payable and accrued expenses                4,421         27,701
  Net borrowings on warehouse line of credit         127,404         53,177
  Other                                               23,406          9,969
                                                   ---------      ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES          (1,084,455)       829,841

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                  (205,951)       (57,955)
Change in related party loans                       (684,973)      (190,279)
Change in loans receivable                           100,763        409,661
                                                   ---------      ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES            (790,161)       161,427

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on loans payable           1,629,467       (831,527)
Borrowings (repayments) on note payable              361,000       (163,857)

                                                  ----------      ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES           1,990,467       (995,384)
                                                  ----------      ---------

NET INCREASE (DECREASE) IN CASH                      115,851         (4,116)

CASH BALANCE - BEGINNING OF YEAR                      69,320         73,436
                                                  ----------      ---------

CASH BALANCE - END OF YEAR                       $   185,171     $   69,320
                                                  ==========      =========
Interest paid on a cash basis                    $   570,499     $  555,447
                                                  ==========      =========
Income taxes paid on a cash basis                $      -        $     -
                                                  ==========      =========

 See Notes to Financial Statements

                             CLS FINANCIAL SERVICES
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2001

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

PSIG also provides CLS marketing services related to certain parcels of CLS's real estate. As compensation for these services, CLS allows PSIG to retain any gains or losses for the eventual sales of this real estate. As a result of this relationship, gains of $56,224 were transferred to PSIG in 2000.
These gains were based on sale of real estate with a cost of $1,343,226 and a sales price of $1,399,450. Because this activity nets out to have no effect on the statement of operations, it is not shown on that statement. There were no such real estate sales in 2001.

CLS earned management fees from PSIG of $315,770 and $292,276 in 2001 and 2000, respectively, for oversight of certain PSIG operations. In addition, CLS services some loans held by PSIG.

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

In addition, CLS is a shareholder in a company called RMX REIT, Inc. (RMX). RMX holds notes receivable collateralized by real estate and invests in real estate to operate and rent. CLS provides facilities and certain office support

                            CLS FINANCIAL SERVICES, INC
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2001
NOTE 1 - (continued)

functions to RMX under a cost sharing allocation. In addition, CLS has paid certain expenses for RMX including legal fees and accounting fees. CLS does not expect to be repaid for paying these fees. In 2001 and 2000, these fees approximated $50,000 and $49,000, respectively.

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

Sales of real estate

Real estate held for sale is stated at cost (specific identification), unless the estimated future undiscounted cash proceeds expected to result from disposition of the real estate portfolios are less than the carrying value in which case a loss is recognized. Sales of real estate generally are accounted for under the full accrual method. Under that method, a gain is not recognized until collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met.

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

Cash

For purposes of the statements of cash flow, CLS considers all highly liquid investments with an original maturity of three months or less to be cash. From time to time, CLS has cash balances in excess of federally insured limits.

                              CLS FINANCIAL SERVICES
                          NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2001
NOTE 1 - (continued)

Trust Accounts

CLS holds money in trust for real estate transactions in process. The amount held is shown as an asset and a liability on the balance sheets.

Depreciation

Property and equipment are depreciated using the straight line method over the estimated useful lives of the assets.

Income Taxes

CLS accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the CLS financial statements or income tax returns.

At December 31, 2001, CLS has a deferred tax asset that primarily results from net operating loss carryforwards. The net operating loss carryforwards amount to $429,617 and expire in 2019 and 2021. The asset resulting from these carryforwards amounts to $131,383 and has been fully reserved.

Advertising

Advertising costs are expensed as incurred.

Use of estimates

The preparation of financial statements in conformity with accounting principles general accepted in the United Sates requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and related disclosures. Accordingly, the actual amounts could differ from those estimates.

Contingencies

CLS is subject to legal actions and claims which have arisen in the ordinary course of its business. Management believes that such litigation and claims are not presently material to the financial statements.

Note 2. Loans Receivable From Related Parties

CLS has loans receivable from related parties as follows:

                                                         2001      2000
                                                  ----------- ----------
PSIG and affiliates                                 $4,203,255 $3,816,192
A limited partnership in which CLS is a partner        598,275    278,396
                                                   ----------- ----------
                                                    $4,801,530 $4,094,588
                                                   =========== ==========

                            CLS FINANCIAL SERVICES, INC
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2001


Note 2 - (continued)

Of the total loan receivable from PSIG and affiliates, $4,056,278 is due on demand and bears interest at 12%, at December 31, 2001. Interest income earned from PSIG was $729,229 in 2001 and $590,483 in 2000. Interest receivable from PSIG amounted to $124,342 and $187,992 at December 31, 2001 and 2000, respectively, and is included in loans receivable from PSIG. At December 31, 2001, this portion of the loan is secured by real property as follows (amounts are as represented by PSIG):

Single Family Residential     $  438,175
Multi-Family Residential         357,239
Undeveloped Land               3,274,430
                             -----------
                              $4,069,844
                             ===========

The remaining amount due from PSIG and affiliates ($146,877 at December 31, 2001) is due on demand, bears no interest, and is unsecured. These amounts are expected to be repaid in the near term.

Combined in the receivable from the limited partnership is a loan to the limited partnership in the amount of $218,400 which is due on demand, bears interest at 12%, and is secured by multi-family residential property, at December 31, 2001.

Note 3. Loans Receivable

CLS's loans receivable are concentrated in the state of Washington and are generally secured by real estate. Types of real property securing loans receivable at December 31, 2001 and 2000, are as follows:

                                            2001      2000
                                         --------- ---------
Single Family Residential                 $140,529  $195,342
Undeveloped Land                            13,431    29,610
Other                                       15,802    45,573
                                         --------- ---------
                                          $169,762  $270,525
                                         ========= =========

                            CLS FINANCIAL SERVICES, INC
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2001


Note 3 - (continued)

Security positions on loans receivable are as follows:

                                            2001      2000
                                         --------- ---------
First Lien Position                       $ 90,769   145,369
Second Lien Position                        37,143    52,007
Third Lien Position                         31,850    31,850
Other                                       10,000    41,299
                                         --------- ---------
                                          $169,762  $270,525
                                         ========= =========

Principal payments to be received for the years ending December 31 are as follows:

                      2002           $   84,091
                      2003               11,591
                      2004               61,473
                      2005                  275
                      2006                  275
                      Thereafter         12,057
                                    -----------
                                      $ 169,762
                                    ===========

These loans have interest rates ranging from 10% to 14%

NOTE 4. Loans Payable

Loans payable include loans and debentures payable made up of amounts due to investors with varying terms. Interest rates vary from 5% to 14%.

Principal payments on loans and debentures payable for the years ending December 31 are as follows:

                  2002                      $   724,283
                  2003                          327,437
                  2004                        3,304,095
                  2005                          908,060
                  2006                        2,177,049
                  Thereafter                  2,877,616
                                             ----------
                                            $10,318,540
                                             ==========

                            CLS FINANCIAL SERVICES, INC
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2001

Note 4 - (continued)

As of December 31, 2001, CLS had $4,676,542 in unsecured debenture certificates outstanding. Debenture certificates plus accrued interest totaled of $4,742,555 at December 31,2001.

Other loans payable consists of numerous small loans that are secured by real estate. Included in this balance is $144,084 and $128,295 due to family members of a stockholder at December 31, 2001 and 2000, respectively, and $591,502 at December 31, 2001, due to RMX.

NOTE 5. Notes Payable

                                                       2001           2000
                                                     ---------     ---------
Line of credit with an individual for a maximum
of $1,000,000 due December 31, 2002.  Interest at 12%
annually is to be paid monthly.  In addition, CLS
is to pay a loan service fee of $2,500 per month
when there are outstanding balances.  The line of
credit is secured by a blanket assignment of notes
and related deeds of trust as draws are made.
Some deeds of trust securing this line of credit
are owned by PSIG.                                     896,500    535,500
                                                      ========   ========

CLS also has a line of credit with a bank for a maximum of $150,000 that it shares with PSIG. This line of credit is secured by personal guarantees of the Class One CLS stockholders, and expires November 24, 2002. PSIG has drawn
$146,173 on the line and that amount is recorded on PSIG's books.

Note 6. Warehouse Line of Credit

CLS has a mortgage warehouse line of credit with a bank, which is subject to renewal on August 31, 2002. Advances are received, up to a maximum of $2,000,000, based on a specified percentage of mortgage loans, which are pledged as collateral. The loans are then sold off the line to other service companies. Interest is accrued at prime plus 2.5%, payable monthly. The agreement contains certain financial covenants, including maximum debt to equity, which have not been met, but as explained in the subsequent paragraph, the outstanding balances at December 31, 2001, have been repaid.

At December 31, 2001, CLS had four loans totaling $687,866 outstanding on the line. This amount is included in the balance sheets as an asset called Loans Held for Resale and as a liability called Warehouse Line of Credit. All four loans were sold subsequent to December 31, 2001. CLS is no longer liable for these loans.

In the prior year, CLS had four loans totaling $560,462 outstanding on the line which were sold subsequent to December 31, 2000.

                            CLS FINANCIAL SERVICES, INC
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2001


Note 7. Common Stock

Class One shares of common stock are voting shares. Class Two shares are nonvoting. Class Two shares are to receive 80% of any dividends paid, and have a dissolution preference over Class One to the extent of the Class Two capital contributions.

At December 31, 2001, there were 500 Class One shares and 1,000 Class Two shares issued and outstanding. In 2001, CLS increased the number of authorized Class One shares from 500 to 100,000. Also in 2001, CLS increased the authorized number of Class Two shares from 2,500 to 100,000.

Note 8.  Commitments

CLS leases office space under a non-cancelable operating lease. Approximate minimum lease payments under this lease for the years ending December 31 are as follows:

                             2002            $   79,000
                             2003                79,000
                             2004                79,000
                             2005                13,000
                                             ----------
                                             $  250,000
                                             ==========

Rent expense under this lease was $46,724 in 2001 and $50,873 in 2000. These amounts are net of amounts allocated to affiliates.


Note 9. Subsequent Event

CLS expects to be merged with a newly formed limited liability company, CLS Financial Services, LLC ("the LLC") sometime in 2002. The LLC will be the surviving company. CLS will be liquidated. The debenture holders of CLS will be offered the opportunity to convert their debentures into equity in the LLC. At least 80% of the debenture holders must agree to the conversion from debt to equity for it to be effective for any debenture holders. It is anticipated that at least 80% of the debenture holders will vote in favor of the conversion.

A limited partnership in which CLS is a partner, called PSIG One LP, will also be merged with the LLC. The limited partners of PSIG One LP will be offered the opportunity to become owners in the LLC. It is anticipated that a majority of the limited partners will vote in favor of becoming owners.

ITEM 8     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE
None

                             PART III

ITEM 10    DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT.
The following are the officers of the company:

       Name            Age      Title                  Address
Gerald C. Vanhook     53      President               Mill Creek, WA
Lorrie Vanhook        55      Secretary               Mill Creek, WA
Debbie Little         44      Vice President          Lynnwood, WA
Diane Blackburn       47      Treasurer               Snohomish, WA

1) Gerald C. Vanhook, (Jerry, 53) is and has been the President of the company since its inception in 1990. Prior to that, he worked for CLS Mortgage, Inc., in Spokane from February 1984 until November 1989, in which he was responsible for acquiring and selling similar securities. He has been employed in several management positions with Consumer Financial Companies, Mortgage Banks, and Credit Unions since 1969.

2) Lorrie Vanhook, (Lorrie, 55) is and has been the corporate Secretary and is the Department Manager for loan processing. She joined the company in July of 1990, and performed duties as a loan officer. She is the wife of Jerry Vanhook. She has been employed in a variety of positions with GTE over the past 20 years.

3) Debbie Little, (Debbie, 44) is and has been employed as the Office Manager. She joined the company in February of 1993. She became Assistant Vice President of Operations on October 1, 1996, she is now the Vice President of Operations. She is not a stockholder. She has been employed as a Field Supervisor with ITT Financial Services. She graduated from Willamette University with a degree in Public Policy and Speech in 1980.

4) Diane Blackburn (Diane, 47) is and has been the Treasurer and is the Controller and Accounting Manager. Ms. Blackburn is responsible for the day-to-day operations of the accounting department, including financial reporting, tax returns, investor reports, SEC filings and supervision of the accounting staff of CLS Financial Services. She has over 15 years of experience managing corporate business functions, which include positions that range from Director of Operations to corporate Controller. She holds a Master of Accountancy degree from the University of Oklahoma, a B.S. in Accounting degree from Kansas State University and has been a CPA in the State of Washington since 1990.

Family Relationships

Mr. Gerald C. Vanhook, the President, is married to Lorrie Vanhook, the Secretary. They own 100% of the company's outstanding and issued stock in Joint Tenancy with the Right of Survivorship.

Involvement in certain legal proceedings
See Item 3 and Item 7.

ITEM 10   EXECUTIVE COMPENSATION

Summary Compensation Table

      A           B               C                 D             E
Name & Position     Year           Salary           Bonus      Other Salary
Gerald Vanhook      1999          $ 85,402.00         0             0
President           2000            95,476.00         0             0
                    2001           137,787.00         0             0

Lorrie Vanhook      1999            52,152.00         0             0
Secretary           2000            52,152.00         0             0
                    2001            64,902.00         0             0

Debbie Little       1999            48,948.00         0             0
Vice President      2000            49,631.00         0             0
                    2001            59,116.00         0             0

Diane Blackburn     2000            34,294.82         0             0
Treasurer           2001            49,999.92         0             0

The company pays its officers a salary based upon performance. The company pays for health insurance and reimburses officers for expenses incurred in the normal course of business.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The company is a closely held corporation. The company originates loans to high risk borrowers and generally services these loans in its servicing department. The company is attempting to build a mid-level management team capable of carrying on the business. The President and the Secretary of the Company are married, namely Gerald C. Vanhook and Lorrie Vanhook, who own 100%.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The role of Puget Sound Investment Group (referred to as "PSIG") is varied. PSIG purchases distressed properties or raw land generally for much less than market value and repairs the property for resale or rent or builds new structures. In addition, PSIG had two wholly owned subsidiaries, PSRESG and Puget Sound Construction, Inc.

ITEM 13   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, & REPORTS ON 8-K

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

Reports on Form 8-K
The company did not file any reports on Form 8-K in the year 2001.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




/s/
_______________________________________                 ___________________
Gerald C. Vanhook, President                              Date



/s/
_______________________________________                 _____________________
Debbie Little, VP Of Operation                          Date



/s/
_______________________________________                 _____________________
Lorrie Vanhook, Secretary                               Date



/s/
_______________________________________                 _____________________
Diane Blackburn, Treasurer                              Date